Form 10-K
period 1999-12-31
OFFICIAL PAYMENTS CORP
filed 2000-03-29
CIK 1094998

===============================================================================

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                ------------


                                 FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                      COMMISSION FILE NUMBER 000-28187

                                ------------


                       OFFICIAL PAYMENTS CORPORATION
           (Exact name of Registrant as Specified in its Charter)

DELAWARE                                                 52-2190781
--------                                                 ----------
(State or Other Jurisdiction of                        (IRS Employer
Incorporation or Organization)                     Identification Number)

                 2333 SAN RAMON VALLEY BOULEVARD, SUITE 450
                        SAN RAMON, CALIFORNIA 94583
                        ---------------------------
        (Address of Principal Executive Offices including Zip Code)

                               (925) 855-5000
                               --------------
            (Registrant's Telephone Number, Including Area Code)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

   TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
   -------------------                -----------------------------------------
           NONE                                       NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                  COMMON STOCK, PAR VALUE $0.01 PER SHARE
                  ---------------------------------------
                              (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of March 1, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $239,509,000 based upon the average of the high and low prices of the Common Stock as reported on The Nasdaq National Market on such date. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 1, 2000, the Registrant had outstanding 21,337,820 shares of Common Stock.

                                ------------

    DOCUMENTS INCORPORATED BY REFERENCE (To the Extent Indicated Herein)
                                    NONE

===============================================================================



                       OFFICIAL PAYMENTS CORPORATION
                                 FORM 10-K
                             DECEMBER 31, 1999

                             TABLE OF CONTENTS


ITEM                                                               PAGE NUMBER
----                                                               -----------


                                   PART I

1.    Business...............................................................3

2.    Properties............................................................22

3.    Legal Proceedings.....................................................22

4.    Submission of Matters to a Vote of Security Holders...................22

                                  PART II

5.    Market for Registrant's Common Equity and Related
           Stockholder Matters..............................................22

6.    Selected Financial Data...............................................24

7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................25

7A.   Quantitative and Qualitative Disclosures About Market Risk............33

8.    Financial Statements and Supplementary Data...........................34

9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................34

                                  PART III

10.   Directors and Executive Officers of the Registrant....................34

11.   Executive Compensation................................................37

12.   Security Ownership of Certain Beneficial Owners and
           Management.......................................................41

13.   Certain Relationships and Related Transactions........................43

                                  PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......45

Signatures..................................................................46

Index to Exhibits


                                   PART I

ITEM 1.     BUSINESS

      Official Payments Corporation (the "Company" or "Official Payments") is a leading provider of electronic payment options to government entities enabling consumers to use their credit cards to pay, through the Internet or by telephone, personal federal and state income taxes, sales and use taxes, property taxes and fines for traffic violations and parking citations. The Company's interactive toll-free telephone number, 1-888-2PAY-TAX(sm), allows consumers to make payments and receive certain customer service information. The Company's Web site, at www.8882paytax.com(sm) and at www.officialpayments.com currently allows consumers to make certain payments through the Internet.

      Incorporated in Delaware in September 1999, the Company changed its name from U.S. Audiotex Corporation in October 1999. The Company's principal executive offices are located at 2333 San Ramon Valley Boulevard, Suite 450, San Ramon, California 94583. Imperial Bank, a California State chartered bank and wholly owned subsidiary of Imperial Bancorp, is the beneficial owner of approximately 56% of the outstanding common stock of the Company.

SERVICES

Government Clients

      In mid-1998, the Company signed a credit card payment contract with the Internal Revenue Service (the "IRS") to provide its services for the "balance due" payment of personal federal income taxes. The IRS has added Official Payments' 1-888-2PAY-TAX(sm) number and Web site address on the instruction booklets for Form 1040, Form 1040ES and Form 4868 for the 1999 tax year. For the 1998 tax year, Official Payments processed only income tax payments that were shown as due on tax returns filed on or before April 15, 1999, but for the 1999 tax year, the Company is processing estimated and extension tax payments, beginning with the payments that are due on April 17, 2000. In March 2000, the IRS awarded Official Payments a contract to accept via the Internet and telephone balance-due and estimated tax payments for the 2000 tax year, as well as estimated payments for the 2001 tax year. This new contract has a one-year term, with the IRS having the option to renew the contract for one additional year. The Company is an industry partner of the IRS's Electronic Tax Administration division ("ETA").

      As of December 31, 1999, Official Payments provided its services to the States of California and New Jersey, as well as the District of Columbia and approximately 465 municipal government clients in 25 states throughout the United States. The Company recently signed contracts and began providing personal state income tax payment services in the States of Illinois, Connecticut, Oklahoma and Minnesota and agreed to furnish additional services beyond those originally provided to the States of California and New Jersey, as well as the District of Columbia. The highest concentrations of municipalities serviced by the Company are in California, Texas and Virginia.

      The table below lists the Company's existing government clients and the types of payments it processes or has contracted to process for those clients as of March 15, 2000:


Government Client       Type of Payment
IRS                     Balance-due, estimated and extension personal
                        federal income taxes
California              Balance-due, past due, estimated and extension
                        personal state income taxes; sales and use taxes
New Jersey              Balance-due, estimated, extension and deficiency
                        personal state income taxes; business sales taxes
Illinois                Balance-due personal state income taxes
Connecticut             Balance-due personal state income taxes
Oklahoma                Balance-due personal state income taxes
Minnesota               Balance-due, estimated and delinquent personal state
                        income taxes
District of Columbia    Balance-due and delinquent personal state income
                        taxes
207 municipalities      Real estate and personal property taxes (including
                        school district taxes)
291 municipalities      Fines for traffic violations, parking citations and/or
                        other services (e.g., utility bill payments)

      In addition, the Company designs, installs and implements individual systems for municipal government clients that may be purchased for certain types of payments. These installed products include property tax, citation processing, parking and automated fax filing systems, which incorporate the Company's electronic payment conduits and also provide connections between databases to transfer information simultaneously.

      The Company also builds and sells custom applications such as a polling place locator application, county social service inquiry system and additional government-related applications. These systems are typically sold to a government entity for a fixed fee that covers the Company's costs and a profit margin.

      Electronic payments provide significant benefits for government entities, including improved service, cost savings, reduced paperwork and faster transaction processing. Government entities may prefer to outsource electronic payment options rather than provide these options themselves because they lack the expertise, technical personnel and economies of scale necessary to implement and maintain the required software and hardware systems. In addition, legislation prohibits some government entities from paying credit card payment processing fees associated with accepting credit cards.

      Most of the Company's agreements with government clients are non-exclusive, short-term contracts or memoranda of understanding and can be terminated without cause on short notice, generally 30 to 90 days. In addition, a government client may choose not to renew its contract with the Company or may not choose the Company's proposal in response to a request for proposals to perform additional services or the existing service in subsequent time periods. If one of the Company's larger existing government clients (such as the IRS) chooses to terminate its contract or memorandum of understanding with the Company, the business, operating results and financial condition of the Company could be materially and adversely affected.

Credit Card Processing

      The Company currently processes payments using American Express(R), MasterCard(R), Visa(R) and the Discover(R) card. Imperial Bank, Norwest Bank, First Data Corporation's alliance partners, National City Bank and Bank of America, in addition to other processing banks used by the Company, are all long-standing members of the Visa and MasterCard associations and process transactions utilizing those credit cards for the Company. Official Payments is a merchant agent for American Express, eliminating the need for government entities to enter into separate contracts with American Express. In addition, the Company is authorized by Discover Financial Services to accept Discover Card transactions.

      All four credit card associations and organizations with whom the Company does business allow for convenience fees to be charged to cardholders as long as a cardholder receives added convenience from the service provided. These card associations and issuers, except for Visa, allow for a tiered fee schedule according to which the fee varies depending on the amount charged. Because of Visa's rules against tiered convenience fees, the Company does not accept Visa cards as a means of payment in tax-related payment programs, such as the IRS, the States of California, New Jersey, the District of Columbia, Illinois, Connecticut, Oklahoma and Minnesota. However, the Company does accept Visa as a means of payment in all non-tax-related payment programs, such as parking citations processing, where fixed convenience fees can be charged.

Consumer Payment Conduits and Fee Structure

      Consumers can make credit card payments to the Company's government clients by using the 1-888-2PAY-TAX(sm) telephone number or over the Company's Web site at www.8882paytax.com(sm) or www.officialpayments.com. Official Payments currently provides a telephone conduit for credit card payments to all of its government clients. Official Payments works with its government clients to develop the script for its fully automated telephone conduits. Payment and other information for the interactive voice response telephone system ("IVR") is received from consumers who respond to voice prompts by depressing touch-tone buttons on their telephones. Once the convenience fee and other necessary information is conveyed to and confirmed by the consumer, approval is obtained from the relevant credit card issuing bank and the payment is processed. Upon completion of the payment, the consumer is given a receipt number.

      The Web site allows consumers to make only certain payments, and the Company is working with its existing government clients (including the IRS) to enable consumers to make additional payments in the future. In order to facilitate payments through the Internet conduit, the Company first configures a client's profile settings and creates a screen and menu options or "links" within the Company's Web site. Encrypted payment data may then be sent between the Official Payments server and the government client's server. A "test" mode then follows until the client is converted to "live" mode to enable payments to be processed. Payment and other information for the Company's Internet conduit is received from consumers who retrieve the payment screen on their computer through the Company's secure Web site. Once this payment data is entered, approval is obtained from the credit card issuing bank and the payment is processed through the Company's secure Web site. As with the telephone conduit, upon completion of the payment, the consumer is given a receipt number.

      The Company is also enhancing its Web site so that consumers will be able to obtain information regarding its services, access additional information, print receipts and save their personal data to facilitate future payments.

      Consumers who use the Company's credit card payment services obtain the convenience of being able to make payments to government entities by credit card, eliminating the need to mail checks, obtain money orders or make payments in person. In addition, they gain the flexibility to pay their credit card balances over time rather than when a government obligation is due and can take advantage of frequent flyer programs, cash-back arrangements or other benefits offered by their credit card issuers.

      The Company charges consumer users a convenience fee to use its services to make payments to government entities by credit card. For large payments, such as personal federal and state income tax payments, Official Payments charges a convenience fee based on the amount of the payment. For smaller payments, such as fines for traffic violations and parking citations, Official Payments charges a fixed convenience fee. The same convenience fee applies for payments made through the Internet or by telephone. The average convenience fee charged in 1999 represented 2.68% of the amount due.

REVENUES AND OPERATIONS

Operations

The following describes how a property tax transaction generates earnings for the Company.

      o Property Taxpayers. The taxpayer receives a tax bill from his local government entity providing the Company's telephone number and Internet Web site address for making a credit card payment.
      o Internet/Telephone. If the taxpayer decides to pay his property tax using the Company's services, he can use either the Company's Internet or telephone payment interface to transmit the required information.
     o Official Payments Corporation. The Company's program performs the following functions for its government clients:
          o Capture unique identifiers for each transaction, such as citation number, social security number, the consumer's identity and related payment information.
          o Perform real-time authorizations and postings, including fraud checking, credit availability and address verification.
          o Electronically create daily transaction files from all remote and local systems.
          o Compare the daily transaction files to credit card authorization processor files--the "mirror balancing system." This validation process assures credible data and reliable funds flow to government clients.
          o Create a daily payment transaction activity report that is automatically e-mailed or sent by facsimile to government clients.
          o Create upload files from the mirror balancing system that are sent electronically to government clients. These files are used by government clients to post payments to their internal systems.
      o Credit Card Processor. The Company transmits the payment data to its credit card processor.
      o Government Entity. Funds are electronically moved through the automated clearinghouse settlement process directly to the government entity's financial institution.
      o Cardholder's Statement. The cardholder's monthly statement from his credit card issuer shows a line item or items reflecting the payment transaction and the convenience fee charged.
      o Official Payments Corporation. The Company generates revenue primarily from charging consumers a convenience fee for using its services. In the majority of transactions, the government entity's financial institution forwards the convenience fee to the Company after receiving the tax payment and the convenience fee from the consumer. The Company uses a portion of the convenience fee to pay its credit card processors for merchant discount fees.

      The Company's technological solutions and operations are focused on producing four integrated results for its government clients and consumers: reliability, security, audit capability and customer service/operational support. The Company designed its technology and resulting operations around these core concepts.

      Reliability. The Company's foremost service goal is reliability, which it seeks to accomplish through redundant hardware that provides disaster recovery and allows it to implement seamless real- time backup and 100% system availability. The Company's Internet payment servers are housed at Digex, Inc. facilities in Cupertino, California, and in Beltsville, Maryland. The Cupertino site is the Company's primary processing location, containing a 72-hour capacity diesel generator. The Beltsville site is expected to be able to instantly assume processing and provide 100% system availability in the event the primary site is rendered inoperative. Additionally, should the Company experience overloads due to unexpected volume increases, its backup servers are designed to come into service without interruption.

      The Company's interactive telephone systems has the same dual facility scheme as its Internet systems. The Company's primary interactive telephone authorization and processing facility is located in San Ramon, California, where its computers have interchangeable power supplies and hard drives so that if a system fails, the redundant systems will assume the workload. Official Payments also maintains a backup facility in Stockton, California, used for disaster recovery and transaction overflows.

      Transaction Security. The Company places a high priority on transaction security and fraud prevention. The Company's goal is to maintain the confidentiality of all consumer credit card and related information. For its Internet conduit delivery vehicle, the Company employs secured socket layers for user security from the consumer's browser to the Company's Web site at www.8882paytax.com and www.officialpayments.com. Taxpayer identity validations for credit card payments are transmitted in an encrypted manner and are performed in accordance with existing industry procedures.

      The Company has several system functions that are designed to combat fraud. For example, credit card authorizations are performed on-line and in real time. The Company's system captures the cardholder's credit card account number, card expiration date, billing statement mailing address (Internet only) and zip code. Credit card information is transmitted exclusively to the credit card processor. No one outside of the Company's system and the credit card processor's system receives the information, including the IRS and other government clients.

      Audit Capability. The Company's internally-developed mirror balancing system and reporting systems provide Official Payments and its government clients with electronic audit capability. These applications enable the Company to account for all transactions, to assure that data transmissions to government clients are complete and reporting and update files are accurate.

      Customer Service. Official Payments provides automated customer service systems, such as the transaction verification system, which allows consumers to confirm their transaction posting. In addition, the Company employs customer service representatives who are available to assist consumers with individual needs. The Company also provides a "Frequently Asked Questions" feature on its Web site to answer common questions that consumers have. The Company has begun increasing the number of customer service representatives so that calls from consumers to government clients or to credit card issuer partners relating to the Company's services can be routed to the Company.

      Revenues. The Company generates revenues primarily from charging consumers a convenience fee for using its services. In the majority of transactions, the government entity's financial institution forwards the convenience fee to the Company after receiving the tax payment and the convenience fee from the consumer. The company uses a portion of the convenience fee to pay its credit card processors for merchant discount fees.

      For the 1999 fiscal year, convenience fees from payments to the IRS accounted for approximately 49% of the Company's total revenues. The IRS has selected Official Payments to provide electronic payment services with respect to balance-due and extension tax payments for the 2000 tax year, as well as estimated payments for the 2001 tax year, (with the IRS having the option to renew the Company's services for an additional year). If the IRS does not continue to select the Company to perform this service in subsequent years, the Company's business, operating results and financial condition would be materially and adversely affected.

SEASONALITY

      The Company's revenue generally reflects the seasonality of its business, which is due primarily to the fact that the majority of federal and state personal income tax payments are being made on or near April 17 and to the fact that property tax payments are made only once or twice per year in many jurisdictions.

COMPETITION

Alternative Payment Options

      In addition to using the Company's credit card payment services, consumer users have the following payment options when making payments to government entities:

     o Checks, money orders or cash. Payment by mailing checks, obtaining money orders and paying in person are the traditional and currently the most widely used methods for making payments to government entities.

     o Credit card checks. Many of the issuing banks for Visa and MasterCard distribute cash advance checks to their cardholders. In March and early April, issuing banks generally promote the use of these checks to pay taxes. Because these checks are treated as a cash advance, they are generally a more expensive solution than the Company's services. The typical terms for a cash advance include a fee, and the advance starts to accrue interest immediately at the issuing bank's applicable rate. In addition, many issuing banks apply the consumer's payments to other less expensive balances first. Moreover, cash advances typically do not qualify for frequent flyer mileage programs or any other perquisites. In contrast, payments made through the Company's systems require a convenience fee, but are treated as purchases subject to generally lower interest rates, may not immediately accrue interest, and may qualify for various award programs.

     o Direct debit. Consumer users can arrange through their bank or otherwise to have payments to government entities directly debited from their checking or savings account. If arranged through the bank in which a consumer user's checking or savings account is maintained, this service is often provided free of charge.

Competing Providers of Credit Card Services for Payments to Government Entities

      In selecting a provider of outsourced electronic payment services, the Company believes government entities consider the following:

     o the Company's ability to offer these services at no cost to the government entity;

     o existing relationships and referrals from other government entities currently using the Company's services;

     o the Company's proven technology systems and implementation know-how;

     o    consumer usage of the Company's services;

     o the greatest possible consumer reach through both Internet and telephone conduits;

     o the Company's relationships with financial institutions and credit card companies;

     o the Company's flexibility in adapting to unique government procedures;

     o    quality and convenience of the Company's service;

     o    marketing and brand name recognition; and

     o    price of the Company's services to consumers.

      A number of competitors currently provide credit card payment services for making payments to government entities. The Company believes it has a larger government client base, and has greater name recognition than its competitors. There are a number of larger credit card payment and electronic commerce companies with similar technological capabilities who may become potential competitors of the Company, some of whom have greater resources than the Company.

      For personal federal income tax payments by credit card, the Company currently has 100% market share for American Express and MasterCard payments. The only competitor for 1999 and 2000 tax payments is a joint development effort by Intuit (TurboTax) and Discover card, for which Discover card, which had approximately 5% of the IRS balance-due credit card market based on total payment volume in 1999, is the only credit card accepted. Beginning with balance-due payments in 2001, the IRS has announced that software developers and credit card processing companies who offer an integrated personal federal income tax filing and payment program will be permitted to compete against the Company (and similar standalone payment processors) without the need to enter into a formal contract with the IRS, subject to their compliance with certain technical processing requirements.

INTELLECTUAL PROPERTY

      The Company has registered the service marks 8882paytax.com(sm) and 1-888-2PAY-TAX(sm). The Company protects its intellectual property rights through a combination of trademark, service mark, copyright and trade secrets laws. No assurance can be given that the steps taken to protect the Company's intellectual property rights, however, will be adequate to deter misappropriation of those rights. The Company may not be able to detect unauthorized use of and take appropriate steps to enforce its intellectual property rights. It may also be possible for unauthorized third parties to copy certain portions of the Company's proprietary information or reverse engineer the proprietary information used in the Company's services.

      In order to limit access to and disclosure of the Company's proprietary information, all of the Company's employees are subject to confidentiality and invention assignment arrangements, and the Company enters into nondisclosure agreements with third parties that are material to its business.

      The Company has been, and from time to time expects to be, subject to claims by third parties in the ordinary course of business, including claims of alleged infringement of service marks, trademarks, copyrights, patents and other intellectual property rights of third parties. Although there has not been any litigation relating to such claims to date, these claims and any resultant litigation would subject the Company to significant liability for damages and could result in the invalidation of its proprietary rights. In addition, even if the Company prevails, the litigation could be time-consuming and expensive to defend and could result in a diversion of time and attention from the business, any of which could materially and adversely affect its business, operating results and financial condition. Any claims or litigation from third parties may also result in limitations on the ability of the Company to use the service marks, trademarks and other intellectual property subject to these claims or litigation, unless the Company enters into agreements with the third parties. However, these agreements may be unavailable on commercially reasonable terms, or not available at all.

      The Company intends to continue to license technology from third parties, including its Web server and encryption technology. The Company cannot be certain that these third-party content licenses will be available to it on commercially reasonable terms or that it will be able to integrate the technology into the Company's products and services.

      The Company licenses its base interactive telephone hardware and software systems from Alliance Systems Incorporated, which manufactures the hardware and provides the operating system and other development tools that the Company uses. The license fee is included in the cost of each system. Licenses for the processor software that enables the Company to receive authorizations from credit card companies are obtained from third party vendors. Each time a new government client account is established, an additional license is acquired from Artisoft Inc. to allow the Company to develop its interactive telephone applications. Finally, the Company obtained a separate license from CyberSource Corp. for credit card processing software with respect to each government client that is supported on the Company's Internet conduit.

RESEARCH AND DEVELOPMENT

      The Company's current business operations began in June 1996. The Company continues to provide enhancements to the IVR platform on an ongoing basis. The Company also introduced the Internet platform in August 1999. Total development costs were $2.1 million, $608,000 and $206,000 for the fiscal years ended December 31, 1999, 1998 and 1997, respectively.

      As of December 31, 1999, the Company has capitalized approximately $200,000 for costs related to the research and development of new software products and enhancements to existing software products where technical feasibility was established.

      The Company believes its software and Internet applications teams and core technologies do not represent a significant competitive advantage. However, the Company believes a technically skilled and highly productive development organization is a key component for the success of new product roll-outs and offerings. The Company must attract and retain highly qualified employees to further the Company's development efforts. The Company's business could be seriously harmed if the Company is not able to hire and retain a sufficient number of these individuals.

GROWTH STRATEGY

      The Company's goal is to continue to be the leading provider of, and further develop the market for, electronic payment services using credit cards to pay government obligations. The following are key elements of this strategy.

Leverage IRS Relationship to Obtain Additional State Government Clients

      The Company is leveraging its IRS relationship to provide services to additional state government entities. These efforts have been bolstered by the fact that the IRS has endorsed the concept of joint federal and state payments either by phone or through electronic filing. The Company currently provides, or has recently signed contracts to provide, its electronic payment conduit for income tax payments to the States of California, New Jersey, Illinois, Connecticut, Oklahoma and Minnesota and the District of Columbia, which experience the Company seeks to promote in establishing relationships with other states. The Company hired and will continue hiring new regional sales managers and sales account executives to extend its coverage of state governments. A key element of the Company's strategy for obtaining personal state income tax accounts is the integration of the personal federal and state income tax payment processes. The Company's integrated solution allows consumers to pay their personal federal and state income taxes in a single session, which should enhance consumer convenience and usage. Competitors who do not currently provide services to the IRS will be unable to offer this integrated service. Once the Company is providing personal income tax payment services to a particular state, it will look for opportunities to provide additional services covering sales and use tax payments, fees collected by departments of motor vehicles and other payments for that state. For example, the Company is currently providing services that allow small businesses in California to remit their sales and use tax payments by credit card.

Leverage IRS and State Government Client Relationships to Obtain Additional Municipal Clients

      As of December 31, 1999, the Company provided services to approximately 465 municipal clients. Its relationships with the IRS and state government entities provide an advantage in helping the Company to establish relationships with additional municipal clients. To further its strategic marketing position, the Company is creating a geo-demographic database of consumers who have already used the Company's services. This database will be used in the selling process to municipalities to show an existing base of potential consumers in those municipalities. The Company is targeting municipal clients through direct sales, telemarketing and targeted newsletters and other mailings.

Internet Services Roll-out

      In August 1999, the Company began providing credit card payment services through the Internet. The Company now makes Internet payment services available as an option to all of its existing government clients, in addition to the Company's telephone payment services.

Introduce New Services and Service Enhancements

      In addition to processing credit card payments of balance-due personal federal and state income taxes, in August 1999, the Company began processing credit card payments of sales and use taxes for the State of California and in the first quarter of 2000, it has begun processing credit card payments of estimated and extension personal federal and state income taxes, as well as business sales taxes (New Jersey) and delinquent/deficient personal state income taxes (New Jersey and the District of Columbia). The Company seeks to remain at the forefront of its industry by continuing to develop additional and complementary services. The Company is exploring opportunities to process other payments, such as motor vehicle registration fees, state corporate fees and taxes, professional license fees, employment withholding taxes, state disability insurance and university tuition. It is also exploring opportunities to provide direct debiting and other electronic fund transfer features to consumers in the future.

Increase Brand Awareness and Consumer Use

      The Company has relied on its government clients and credit card issuers, and will continue to work with them, to publicize the Company's services through government publications and credit card billing inserts. In order to increase the number of transactions processed, the Company intends to increase consumer awareness of its credit card payment services through increased advertising and public relations campaigns. For example, the Company recently began a seven-week advertising campaign to highlight the convenience, cash management and credit card rewards attributes of the Company's credit card payment services, which will run in national newspapers and on network and local radio.

      The Company's marketing is also focused on promoting additional payment opportunities to its existing consumers. The Company believes that once a consumer uses its system, he or she is more likely to use these services to make other types of payments to government entities. The Company's Web site and interactive telephone system promote different types of payments that can be made using the Company's services.

Pursue Strategic Relationships and Acquisitions

      The Company has begun providing its payment services to customers of OrrTax Software Inc., has signed a letter of intent to provide its payment services to customers of Nationtax Online and is pursuing similar strategic relationships with other electronic income tax filing providers thereby allowing customers of such providers to file returns and pay taxes electronically. The Company also plans to investigate and pursue relationships with Internet portals and other Internet financial service providers in order to reach additional Internet users. In November 1999, the Company formed a strategic alliance with E*Trade Group, Inc., pursuant to which, prior to the Company's initial public offering on November 23, 1999, E*Trade purchased 512,820 shares of the Company's common stock for $9.75 per share, resulting in an aggregate purchase price of $5 million. As part of this alliance, E*Trade and the Company agreed to engage in cross-marketing and joint promotions targeting the two companies' customer bases. In addition, Official Payments may pursue opportunistic acquisitions that will enhance its product offering and technical capabilities, including companies that provide government client or consumer user products or services closely related to the Company's, although the Company currently has not allocated specific proceeds to fund such acquisition plans.

      The Company also has relationships with Bank of America, American National Bank (Illinois), Union Bank of California, Sun Trust and Discover Financial Services, Inc. to implement systems for their government clients. For example, Discover Financial Services was awarded the contract to provide personal income tax payment services for the State of California and subcontracted the implementation of the system to the Company. The Company's product implementation model and revenues as a subcontractor are identical to a directly contracted account. Official Payments will look for additional strategic opportunities to provide services to government entities in conjunction with these and other partners.

REGULATORY MATTERS

      By virtue of Imperial Bank's ownership interest in the Company, and owing to the nature of the Company's business, the Company is subject to various regulatory requirements. Imperial Bank is a California state-chartered bank whose deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). It is not a member bank of the Federal Reserve System. Imperial Bank is subject to regulation and supervision by the FDIC, as its primary federal regulator, as well as by the California Department of Financial Institutions (the "Department"). Imperial Bank, in turn, is a wholly owned subsidiary of Imperial Bancorp, a registered bank holding company, which is subject to the provisions of the federal Bank Holding Company Act of 1956, as amended (the "BHC Act"), and which is regulated and supervised by the Board of Governors of the Federal Reserve System (the "Federal Reserve").

      As long as Imperial Bank maintains a "controlling interest" in the Company-in general, 25% or more common stock ownership-the Company will be subject to examination and supervision by the FDIC as well as by the Department.

      Section 24 of the Federal Deposit Insurance Act generally restricts and prohibits insured state banks, such as Imperial Bank, and their subsidiaries from engaging in activities and making types of investments that are not permissible for national banks and their subsidiaries. The FDIC's regulations under this statute define "activity permissible for a national bank" to include any activity authorized for national banks under any statute, as well as activities recognized as permissible for a national bank in regulations, official circulars, bulletins, orders or written interpretations issued by the Office of the Comptroller of the Currency (the "OCC").

      The Company's business involves processing payments by individuals and businesses to federal, state and local governments pursuant to telephonic or electronic instruction. This activity has long been recognized as part of or incidental to the business of banking, and is permissible for a national bank and for majority owned subsidiaries of national banks. The OCC has also broadly allowed national banks to perform, provide or deliver through electronic means and facilities any activity, function, product or service that it is otherwise authorized to perform, provide or deliver, and, in connection with those services, provide unrelated services arising from excess capacity acquired or developed in good faith for banking purposes. These activities may be conducted by national banks directly, as well as through majority owned subsidiaries of national banks. These activities may also be conducted through subsidiaries in which the national bank holds less than 50% of the voting stock, provided, among other things, the bank is able to prevent the subsidiary from engaging in impermissible activities or may readily divest its ownership interest if the subsidiary engages in such impermissible activities. Because the Company believes that all of its current activities are permissible for national banks, it believes this limitation has no effect on its business and upon Imperial Bank's ownership interest in the Company at the present time.

      For as long as Imperial Bank owns a voting equity interest in the Company which equals 25% or more, or may otherwise be deemed by the regulatory authorities to constitute "control", the Company will also be subject to certain California State and federal statutes and regulations that apply to Imperial Bank. For example, the Company will be required to limit any transactions it may have with "affiliates" of Imperial Bank in the same manner as Imperial Bank must limit its transactions with its affiliates. Among other things, all such dealings with affiliates must be at arms' length.

      There is no guarantee that the banking laws will not be amended or construed differently, or that new laws or regulations will not be adopted, the effect of which could materially and adversely affect the Company's business, operating results and financial condition.

      The Company is also subject to the laws and regulations relating to commercial transactions generally, such as the Uniform Commercial Code, and to the electronic fund transfer rules embodied in Regulation E issued by the Federal Reserve. The Federal Reserve's Regulation E implements the Electronic Fund Transfer Act, which was enacted in 1978. Regulation E protects consumers engaging in electronic transfers, and sets forth basic rights, liabilities and responsibilities of consumers who use electronic money services and of financial institutions that offer these services. For the Company, Regulation E sets forth disclosure and investigative procedures. For consumers, Regulation E establishes procedures and time periods for reporting unauthorized use of electronic money transfer services and limitations on the consumers' liability if the notification procedures are followed within prescribed periods. These limitations on the consumers' liability may result in liability to the Company.

      Given the expansion of the Internet commerce market, it is possible that the Federal Reserve might revise Regulation E or adopt new rules for electronic funds transfer affecting users other than consumers. Because of growth in the Internet commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the Internet commerce market. It is possible that Congress or individual states could enact laws regulating the Internet commerce market. The privacy provisions of the recently-enacted Gramm-Leach-Bliley Act prohibit financial institutions from disclosing to unaffiliated third parties nonpublic personal information regarding consumers, subject to certain exceptions, and require those institutions to develop and disclose consumer privacy policies. Federal agencies are developing regulations that implement this new privacy law. In addition, a number of state legislatures are considering their own consumer privacy laws, which may be more stringent than the federal provisions. If enacted, these laws, rules and regulations could be imposed on the Company's business and industry and could have a material adverse effect on the Company's business, operating results and financial condition. Federal, local and state laws and regulations may be adopted in the future to address issues such as user privacy, pricing, online content regulation, taxation and the characteristics and quality of online products and services.

      Any new law or regulation relating to the Internet could have a material and adverse effect on the Company's business, operating results and financial condition.

FORWARD-LOOKING INFORMATION

      The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon the current economic environment and current expectations that involve risks and uncertainties, and you are cautioned that these statements are not guarantees of future performance. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. The Company's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed below in the section entitled "Risk Factors" and in "ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," as well as the risks discussed in the Company's other Securities and Exchange Commission ("SEC") filings, including the Company's Registration Statement on Form S-1 declared effective on November 22, 1999 by the SEC (File No. 333-87325).

RECENT EVENTS

      In March 2000, the Company signed a letter of intent to form a strategic alliance with Nationtax Online, pursuant to which the Company will make its credit card payment services available to companies who prepare and file their state business and sales and use (and similar) taxes through Nationtax Online's service. Nationtax Online currently has official relationships to process these types of taxes in six states. The Company and Nationtax Online expect to sign a definitive agreement in the next several weeks.

      In March 2000, the IRS awarded Official Payments a contract to accept via the Internet and telephone balance-due and estimated tax payments for the 2000 tax year, as well as estimated payments for the 2001 tax year. This new contract has a one-year term, with the IRS having the option to renew the contract for one additional year.

      In March 2000, Official Payments was awarded new business with the State of New Jersey, which is incremental to the Company's existing contract with the state. The Company's previous agreements gave New Jersey taxpayers the ability to pay their individual return balance-due, extension and estimated personal state income tax payments by credit card over the telephone. The new award adds an Internet payment option and two new tax payment categories: New Jersey Monthly and/or Quarterly Business Sales Tax and personal state income deficiency taxes.

      In January 2000, the Company partnered with an electronic filing software provider, OrrTax Software Inc., to provide electronic filing and payment services.

      In January 2000, the Company entered into a contract with the State of Oklahoma to allow the state's residents to pay their 1999 balance-due personal state income taxes through the Company's Internet system. In addition, the Company entered into a contract with the State of Minnesota to allow the state's residents to pay their 1999 balance-due personal state income taxes through the Company's interactive telephone and Internet systems.

      In January 2000, the Company was awarded additional contracts with the Franchise Tax Board of California. These new contracts allow California taxpayers to pay their 1999 balance-due and extension personal state income taxes through the Company's Internet and interactive telephone systems, in addition to delinquent and estimated payments. The Company also received authorization from the District of Columbia to begin processing credit card payments for past-due personal income taxes for residents of that jurisdiction, in addition to the balance-due personal income taxes already being processed by the Company.

EMPLOYEES

      As of December 31, 1999, the Company had a total of 45 employees, approximately two-thirds of whom are located at the Company's facility in San Ramon, California. None of these employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with employees to be good.

OTHER FACTORS AFFECTING THE COMPANY'S BUSINESS

      In addition to other information in this Form 10-K, the following factors should be carefully considered in evaluating the Company and its business because such factors currently may have a significant impact on the Company's business, operating results and financial condition. As a result of the factors set forth below and elsewhere in this Form 10-K, and the risks discussed in the Company's other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.

RISKS RELATED TO THE COMPANY'S BUSINESS

The Company has a history of losses and expects to continue to incur losses.

      The Company has incurred net losses of approximately $11.4 million for the period from its inception on June 26, 1996 to December 31, 1999. The Company expects to incur losses from operations for the foreseeable future.

      The Company intends to expend significant resources on increasing its sales and marketing staff and capabilities and systems development. As a result, the Company will need to significantly increase its revenues to achieve and maintain profitability. If the Company's revenues do not increase sufficiently, the operating results and financial condition of the Company could be materially and adversely affected.

Deferred stock compensation expenses will reduce the Company's net income for the next three years.

      During 1999 the Company recorded on its balance sheet a deferred stock compensation expense totaling $42.9 million. As a result, the Company's net income was reduced by $7.9 million in the year ended December 31, 1999. For every subsequent quarter for the next three years, the Company's net income will be reduced by $3.2 million. The total amount of this expense, and the corresponding reduction in the Company's net income is a result of options granted to certain employees in August, September and November 1999 with exercise prices at less than the fair value of the underlying common stock.

Because the Company's business model is unproven and evolving, it is difficult to evaluate the Company's business.

      The use of credit cards to make payments to government agencies is relatively new and evolving. To date, the Company's business has consisted primarily of providing credit card payment options for the payment of balance-due federal and state personal income taxes, property taxes and fines for traffic violations and parking citations. Because the Company has only a limited operating history, it is difficult to evaluate its business and prospects and the risks, expenses and difficulties that the Company may face in implementing its business model. The Company's success will depend on maintaining its relationship with the IRS and on developing additional relationships with state and local government agencies, especially state taxing authorities, and their respective constituents. There are no assurances that the Company will be able to develop new relationships or maintain existing relationships, and the failure to do so could have a material and adverse effect on the business, operating results and financial condition of the Company.

The Company's future growth depends on the acceptance of its payment systems as a method for making payments to government entities.

      The Company works with government entities to allow it to provide credit card payment services to the government entities' constituents. While many government entities have initiatives or legislative mandates in place to foster the growth of electronic payments, the business, operating results and financial condition of the Company would suffer if there were a reduction in these initiatives. Traditionally, individuals and small businesses have made substantially all payments to government entities by check or money order. The Company is providing its payment services through its interactive telephone conduit and has developed and will continue to expand the availability of its Internet conduit. However, there are no assurances that the Company will be successful in attracting enough additional consumers to use its Internet and interactive telephone conduits to make their payments to the Company's government clients. The lack of meaningful growth in the market for credit card payments to government entities could have a material adverse effect on the business, operating results and financial condition of the Company.

If consumers are unwilling to pay convenience fees for the Company's services, its business model will fail.

      The Company's business model is based on consumers' willingness to pay a convenience fee in addition to their required government payment for the use of the Company's credit card payment option. If consumers are not receptive to paying a convenience fee, demand for the Company's services will decline or fail to grow, which could jeopardize the implementation of the Company's business plan and would have a material and adverse effect on the business, operating results and financial condition of the Company.

If credit card associations change their rules and do not allow the Company to charge convenience fees, operating results of the Company would be materially and adversely affected.

      Credit card association rules governing the use of Visa and MasterCard at merchant locations generally prohibit merchants from charging a convenience fee for cardholder purchases. The Company and Imperial Bank, the Company's majority stockholder, have worked with these credit card associations to permit the Company to charge convenience fees for credit card payments for government services and taxes. To date, Visa permits a convenience fee, but only if it is a flat amount for a particular government service and will not allow fees that are variable in amount depending on the kind of service provided or the amount involved. If the Company's ability to charge convenience fees is limited or eliminated, the business, operating results and financial condition of the Company would be materially and adversely affected.

The IRS currently accounts for a significant portion of the Company's revenues, and the loss of the IRS as a client would materially and adversely impact the Company's operating results.

      In the year ended 1999, convenience fees from payments to the IRS accounted for approximately 49% of the Company's total revenues. The IRS has selected the Company to provide electronic payment services with respect to balance-due and extension tax payments for the 2000 tax year, as well as estimated tax payments for the 2001 tax year (with the IRS having the option to renew the Company's services for an additional year). If the IRS does not continue to select the Company to perform this service in subsequent years, the business, operating results and financial condition of the Company would be materially and adversely affected.

Most of the Company's contracts with government clients are not exclusive or long-term contracts and, as a result, large government clients may terminate their relationships with the Company on short notice.

      Most of the Company's agreements with government clients are non-exclusive, short-term contracts or memoranda of understanding and can be terminated without cause on short notice, generally 30 to 90 days. In addition, a government client may choose not to renew its contract with the Company or may not choose the Company's proposal in response to a government request for proposals. If one of the Company's larger existing government clients chooses to terminate its contract or memorandum of understanding with the Company, or does not choose the Company's proposal, the business, operating results and financial condition of the Company could be materially and adversely affected.

Increased competition in the market for payment services to government entities could result in lower operating margins and decreased market share.

      The Company's credit card payment services face competitive pressures from various card- issuing banks for Visa and MasterCard, which send out checks that function as cash advances and can be used for payments to government entities. In addition, a number of data and bill processing companies have the technical capability and other resources to commence providing credit card payment services, and have indicated an intent to do so. Increased competition from other providers of payment options to government entities could have a material and adverse effect on the business, operating results and financial condition of the Company.

      Many of the Company's current and potential competitors have significantly greater financial, marketing, technical, sales, customer support and other resources than the Company. In addition, some of these competitors may be able to devote greater resources to the development, promotion and sale of their services, adopt more aggressive pricing strategies and devote substantially more resources to the development of technology and systems than the Company will be able to devote or adopt. Increased competition may result in lower operating margins and loss of market share. The Company may not be able to compete successfully against current and future competitors, and competitive pressures could have a material and adverse effect on the business, operating results and financial condition of the Company.

If the Company's services do not function as designed, the Company may incur significant liability for the processing of fraudulent or erroneous transactions.

      The Company's electronic payment services are designed to provide payment management functions and to limit its government clients' risk of fraud or loss in effecting transactions with their constituents. As electronic services become more critical to the Company's government clients, there is the potential for significant liability claims for the processing of fraudulent or erroneous transactions. In addition, defects or programming errors in the software the Company uses could cause service interruptions. The Company's services depend on complex software that is both internally developed and licensed from third parties. Although the Company conducts extensive testing, complex software may contain defects or programming errors, or may not properly interface with third party systems, particularly when first introduced or when new versions are released. In April 1999, the Company encountered an incident where a date coding error in a pilot program resulted in approximately 13,700 transactions being posted for tax year 1999 rather than 1998, which required reposting by the IRS to the correct year. In addition, duplicate transactions by consumers and processing errors by the Company during 1999 resulted in duplicate payments to the IRS. To the extent that defects or errors are undetected in the future and cannot be resolved satisfactorily or in a timely manner, the Company's business could suffer. If a liability claim or claims were brought against the Company, even if not successful, their defense would likely be time consuming and costly and could damage the Company's reputation. Any such liability or claim could have a material and adverse effect on the business, operating results and financial condition of the Company.

If the Company's system security is breached, it may be liable to government clients and consumer users for damages resulting from the breach.

      The Company's failure to prevent system security breaches could have a material and adverse effect on the business, operating results and financial condition of the Company. A fundamental requirement for electronic payment services is the secure transmission of confidential information over public communication networks. Third parties may attempt to breach the Company's system security or that of the Company's government clients or consumer users. If they are successful, the Company may be liable to its government clients or consumer users for any damages resulting from a breach in the Company's system security, and any breach could harm the Company's reputation. The Company may be required to expend significant capital and other resources to license additional encryption and other technologies to protect against system security breaches or to alleviate problems caused by any such breaches.

If the Company's systems fail, it may not be able to provide adequate service, and the Company's operations could be damaged.

      The Company's success depends on the efficient and uninterrupted operation of its computer and communications systems. The majority of the Company's computer and communications systems are located in San Ramon and San Francisco, California. The Company's systems and operations are vulnerable to damage or interruption from:

     o      telecommunication failures;

     o      power loss;

     o      earthquakes, fires or floods;

     o      computer viruses;

     o      physical and electronic break-ins; and

     o      acts of sabotage, vandalism and similar events.

      Any failure of the Company's systems could impede the timely processing of consumer user payments and other data and the day-to-day management of the business. Despite any precautions the Company takes, a natural disaster or other unanticipated problem that leads to the corruption or loss of data at the Company's facilities could result in an interruption of services. Service interruptions could have a material and adverse effect on the reputation, business, operating results and financial condition of the Company and would have a significant adverse effect if they occurred on or near April 17.

A constraint in the Company's capacity to process transactions could impair the quality and availability of the Company's service.

      Capacity constraints may cause unanticipated system disruptions, impair quality and lower the level of the Company's service, all of which could have a material and adverse effect on the business, operating results and financial condition of the Company. Although the Company believes that it has sufficiently expanded its system capacity to accommodate expected additional personal federal income tax payments and other anticipated growth, there are no assurances that the Company will not suffer capacity constraints caused by a sharp increase in the use of its services. Due to the large number of tax payments made in March and early April, there is an increased risk that the Company will suffer a capacity constraint during that period, which would have an adverse effect on the business, operating results and financial condition of the Company.

If the Company fails to respond to rapid technological change, its systems and services could be rendered obsolete.

      The electronic payment industry is characterized by rapid technological change. If the Company cannot adapt or respond in a cost-effective and timely manner to technological changes, the business, operating results and financial condition of the Company will be materially and adversely affected, and the Company's technology and systems, and thus its services, could be rendered obsolete. The development of the Company's technologies and necessary service enhancements entails significant technical and business risks and requires substantial lead-time and expenditures. The Company may not be able to keep pace with the latest technological developments, successfully identify and meet the demands of its government clients and consumer users, use new technologies effectively, or adapt its services to emerging industry standards or to its government clients' or consumer users' requirements.

The Company's operating results may fluctuate significantly from quarter to quarter, which may negatively impact the Company's stock price.

      The Company believes its quarterly operating results will fluctuate significantly in the future as a result of a variety of factors, many of which are outside of the Company's control. These factors include:

      o the seasonality of the Company's business, which is due primarily to the fact that the majority of federal and state personal income tax payments is being made on or near April 17 and to the fact that property tax payments are made only once or twice per year in most jurisdictions;

      o the amount and timing of costs related to the Company's sales and marketing efforts and other initiatives; and

      o the Company's ability to upgrade, enhance and maintain its systems and infrastructure in a timely and cost-effective manner.

      Because of these factors, the Company believes that comparisons of its quarterly operating results are not necessarily meaningful. In addition, it is possible that in some future quarters the Company's operating results will be below the expectations of research analysts and investors, in which case the price of the Company common stock is likely to decline.

If government clients and credit card issuers cease to publicize the Company's services, consumer use of its services may slow, and the Company would suffer a large increase in advertising costs.

      Currently, the Company's government clients and credit card issuers provide most of the publicity for its services, without any cost to the Company. If these entities cease to publicize the Company's services, or charge the Company for this publicity, advertising costs will increase substantially, which could have a material and adverse effect on the business, operating results and financial condition of the Company. The Company's government clients and credit card issuers have no obligation to continue to provide this publicity, and there are no assurances that they will continue to do so. In addition, the government clients may publicize other services, including those of its competitors.

If the Company does not expand its sales and marketing and other staff and capabilities or effectively manage its internal growth, the Company may not be able to expand its business.

      The Company is currently experiencing a period of rapid expansion. In order to manage the Company's expected growth, accommodate its needs and take advantage of new opportunities in its market, the Company will need to attract additional key personnel in the near future. The Company also will need to expand its sales and marketing, technical, finance, administrative, systems and operations staff. This expansion involves a number of risks, including:

     o the Company's ability to hire and retain qualified personnel in a competitive environment; and

     o the Company's ability to successfully integrate new personnel with its existing personnel.

      There are no assurances that the Company's current and planned personnel levels, systems, procedures and controls will be adequate to support its future operations. If inadequate, the Company may not be able to exploit existing and potential strategic relationships and market opportunities. Any delays or difficulties the Company encounters could impair its ability to attract new, and enhance its relationships with existing, government clients and consumer users. If the Company is unsuccessful in hiring, integrating and retaining new personnel, or unable to effectively manage its internal growth, the business, operating results and financial condition of the Company could be materially and adversely affected.

A number of members of the Company's management team have little experience working together; the Company depends on a few key employees.

      The Company's future success will depend upon the continued service of key management and technical personnel. Thomas Evans, the Company's Chairman and Chief Executive Officer, joined the Company in August 1999, and a number of other executive officers joined the Company in September and October 1999. Given their limited experience with the Company's business and other members of management, it is possible that they may not integrate well into the business of the Company. The failure of key personnel to integrate well would have a material and adverse effect on the business, operating results and financial condition of the Company.

      The Company currently does not maintain key man life insurance policies on any of its employees. The loss of the services of any key employees or the inability to hire and retain additional key employees would have a material and adverse effect on the business, operating results and financial condition of the Company.

The Company may not be able to protect its intellectual property rights, which may result in damages to the Company, or the Company may infringe on the rights of others, which may subject it to liability for damages caused to third parties.

      The Company protects its intellectual property rights through a combination of trademark, service mark, copyright and trade secrets laws. There are no assurances, however, that the steps the Company has taken to protect its intellectual property rights will be adequate to deter misappropriation of those rights. The Company does not have any proprietary technology or patent protections. In addition, the Company cannot be certain that its services do not infringe on valid patents, copyrights and intellectual property rights held by third parties. The Company may be subject to legal proceedings and claims from time to time in the ordinary course of its business, including claims of alleged infringement of the intellectual property rights of third parties. Intellectual property litigation is expensive and time- consuming and could divert management's attention away from running the business.

The Company may not be able to license technologies, including Web server and encryption technologies, from third parties on favorable terms, and the Company may not be able to utilize these technologies successfully.

      The Company intends to continue to license technology from third parties, including its Web server and encryption technology. The Company's business is evolving, and it may need to license additional technologies to remain competitive or adequately protect the security of its systems. The Company may not be able to license these technologies on commercially reasonable terms or at all. In addition, the Company may fail to successfully integrate any licensed technology into its services. These third party licenses may fail to generate revenues sufficient to offset associated acquisition and maintenance costs, or may divert the Company's resources from the development of its own proprietary technology. The Company's inability to obtain any of these licenses could delay product and service development until equivalent technology can be identified, licensed and integrated. Any such delays in services could cause the business and operating results of the Company to suffer.

The Company substantially depends on Imperial Bank's sponsorship to maintain its status as a credit card member service provider; and the Company's status in each credit card association could be suspended or terminated if it cannot comply with standards or if the associations change their membership rules.

      Termination of the Company's member service provider registrations or any changes in the rules of the credit card associations that limit the Company's ability to provide processing and marketing services, could have a material adverse effect on the business, operating results and financial condition of the Company. As a nonbank processor, in order to process credit card transactions, the Company must be authorized by American Express and Discover Financial Services and be sponsored by a financial institution that is a principal member of Visa and MasterCard. Through Imperial Bank, the Company's majority stockholder, the Company is registered with Visa and MasterCard as a member service provider. The Company is a merchant agent for American Express and is authorized to accept Discover Card transactions. The Company's status in each association and with American Express and Discover Financial Services depends on its compliance with their standards, which may change and may vary from association to association, and could be suspended or terminated if the Company is unable to comply. There are no assurances that the credit card associations will maintain the Company's registrations or authorizations or keep their current rules in effect. Additionally, some of the member financial institutions that set the rules for each credit card association are the Company's or Imperial Bank's competitors, and may help effect rules that are less favorable to the Company.

The Company's failure to successfully integrate any future acquisitions could strain its managerial, operational and financial resources.

      As part of the Company's business strategy, it intends to pursue opportunistic acquisitions that would provide additional technologies, products, services or experienced personnel. Acquisitions present a number of potential risks that could have a material and adverse effect on the business, operating results and financial condition of the Company, including:

     o difficulty in assimilating the acquired company's personnel, operations and technologies;

     o entrance into markets in which the Company has limited or no prior experience;

     o    the potential loss of key employees of the acquired company;

     o the distraction of its management's attention from other business concerns; and

     o the potentially dilutive issuance of the Company's common stock, the use of significant amounts of cash or the incurrence of substantial amounts of debt.

RISKS RELATED TO THE COMPANY'S INDUSTRY

If the growth in the use and capacity of the Internet does not continue, or the Internet is not secure, the growth of the Company's business will be negatively impacted.

      The growth of the Company's business would be materially and adversely affected if Internet usage does not continue to grow rapidly. Internet usage may be inhibited for a number of reasons, including:

     o      concerns about the security of confidential information;

     o      lack of reliability and ease of access;

     o      lack of cost-effective, high-speed service;

     o      inconsistent quality and interruption of service;

     o      inadequate network infrastructure; and

     o      adoption of onerous laws or governmental regulations.

      The Internet infrastructure may not be able to support the demands placed on it by increased usage and its performance and reliability may decline. Internet Web sites have experienced interruptions and delays in their service as a result of outages occurring throughout the Internet network infrastructure. If these outages or delays occur frequently in the future, Internet usage, as well as the use of the Company's Internet payment service, could grow more slowly than projected or decline. In addition, because a number of the Company's services involve the transfer of confidential information, the business, operating results and financial condition of the Company could be materially and adversely affected if Internet users significantly reduce their use of the Internet due to security concerns.

The Company may become subject to Federal Reserve Board licensing laws or to expanded electronic fund transfer rules, which could increase the Company's operating costs and restrict its business activities.

      The Company's management believes that it is not required to be licensed by the Federal Reserve Board, or other federal or state agencies that regulate or monitor banks or other types of providers of electronic commerce services. There are no assurances that a federal or state agency will not attempt, either now or in the future, to require that providers of services like the Company's be licensed. This would impede the Company's ability to do business in the areas within the regulator's jurisdiction.

      In conducting several aspects of the Company's business, the Company is subject to various laws and regulations relating to commercial transactions generally, such as the Uniform Commercial Code. The Company is also subject to the electronic fund transfer rules embodied in Regulation E issued by the Federal Reserve Board. Given the expansion of the electronic commerce market, it is possible that the Federal Reserve Board might revise Regulation E or adopt new rules for electronic fund transfers affecting users other than consumers. It is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, these laws, rules and regulations could be imposed on the Company's business and industry and could have a material and adverse effect on the business, operating results and financial condition of the Company.

Because of Imperial Bank's ownership of the Company's shares, the Company is subject to federal and state banking laws, which, if changed, could further restrict its business activities or increase its operating cost.

      The Company is subject to federal and state banking laws and regulations because of Imperial Bank's ownership of the Company's stock. In order to allow Imperial Bank to comply with applicable laws and regulations, the Company is restricted from entering into certain business activities. These restrictions limit the Company's discretion in operating its business. There are no assurances that the banking laws and regulations will not be amended, replaced or construed differently, the effect of which could materially and adversely affect the business, operating results and financial condition of the Company.

If there are changes in tax laws which decrease the amount, the methods or the frequency of consumer tax payments, the Company's revenues could decrease.

      Congress, as well as individual states and municipalities, regularly consider a wide array of tax proposals. These tax proposals may result in a reduction of federal, state or local tax rates, collection of a greater percentage of taxes through withholding or other changes that could result in a decrease in the number and amount of payments that consumer users have to make directly to a government entity. In addition, some of these proposals may result in taxation of credit card perquisites, such as frequent flyer miles. If any of these proposals were to be passed, it may reduce the number and amount of tax payments effected through the Company's services and the dollar amount of the Company's revenue derived from the convenience fees charged to consumer users. If enacted, these laws could have a material and adverse effect on the business, operating results and financial condition of the Company.

If there is a general economic downturn, the amount of income tax paid could decrease, which would reduce the Company's operating results.

      Income taxes are dependent on the amount of income earned by tax paying citizens. A significant economic downturn could reduce the per capita income of citizens, and thus reduce the amount of income tax payments consumer users have to make to a government entity, which may reduce the Company's revenues from convenience fees. If the United States experiences an economic downturn, it could have a material and adverse effect on the business, operating results and financial condition of the Company.

ITEM 2.     PROPERTIES

      The Company's corporate headquarters, technical personnel and customer service operations are located in San Ramon, California in approximately 8,600 square feet of office space. The lease for this space expires in 2005. In addition, the Company currently leases approximately 1,400 square feet of office space in New York, New York for administrative and marketing personnel, which lease expires on April 30, 2000.

      In order to accommodate the Company's recent growth and estimated future space needs, the Company has entered into an agreement to lease for five years commercial office space in Stamford, Connecticut consisting of approximately 13,800 square feet. This new leased space, which will replace the current New York, New York offices, will house the Company's corporate headquarters, as well as its marketing and administrative personnel.

ITEM 3.     LEGAL PROCEEDINGS

      The Company currently is not involved in any material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      During the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K, there were no matters submitted to a vote of security holders through a solicitation of proxies or otherwise.


                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

      The Company's common stock is traded on The Nasdaq National Market under the symbol "OPAY." The Company's initial public offering of stock commenced on November 23, 1999 at $15.00 per share. The price range per share reflected in the table below, is the highest and lowest sale price for the Company's stock as reported by The Nasdaq National Market during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K. The Company's present policy is to retain earnings, if any, to finance future growth. The Company has never paid cash dividends and has no present intention to pay cash dividends.


                                      November 23, 1999
                                              to
                                      December 31, 1999
                                      ------------------

Price range per share:
   Low..............................        $17.25
   High.............................        $57.37

      As of March 16, 2000, there were approximately 2,500 stockholders of record of the Company's common stock, although the Company believes that there is a significantly larger number of beneficial owners of its common stock. As of March 16, 2000, the last sale price of the common stock as reported on The Nasdaq National Market was $43.50.

      On November 29, 1999, the Company completed the initial public offering of its common stock. The managing underwriters in the offering were Donaldson, Lufkin & Jenrette, CIBC World Markets and DLJdirect Inc. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-87325). The Securities and Exchange Commission declared the Registration Statement effective on November 22, 1999.

      The offering commenced on November 23, 1999 and was completed on November 29, 1999 after the Company had sold all of the 5,750,000 shares of common stock registered under the Registration Statement (including 750,000 shares sold in connection with the exercise of the underwriters' over-allotment option). The initial public offering price was $15.00 per share, resulting in gross proceeds from the initial public offering of $86.2 million.

      The Company paid a total of $6.0 million in underwriting discounts and commissions and approximately $1.5 million has been or will be incurred for costs and expenses related to the offering. None of the costs and expenses related to the offering were paid directly or indirectly to any director or officer of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company or an affiliate of the Company.

      After deducting the underwriting discounts and commissions and the offering expenses the estimated net proceeds to the Company from the offering were approximately $78.7 million. The net offering proceeds have been used to purchase computer equipment to expand transaction processing capabilities; for increased sales, marketing and promotional activities; for the build-out of the Company's new headquarters offices in Stamford, Connecticut; and for general corporate purposes. In the future, the Company may also use a portion of its net proceeds to acquire or invest in businesses, technologies, products or services (which amount has not been specifically allocated as of the date hereof). Unused proceeds are invested in short-term marketable securities and other cash equivalents.

SALES OF THE COMPANY'S COMMON STOCK PRIOR TO ITS INITIAL PUBLIC OFFERING

      On August 24, 1999, the Company issued 2,400 shares of its common stock to Imperial Bank for a total consideration of $8.00 and 600 shares of common stock to Beranson Holdings, Inc. for a total consideration of $2.00. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended, because it was an offer made by an issuer not involving a public offering. In connection with the merger of U.S. Audiotex, LLC into the Company, which was effected as of September 30, 1999, the limited liability company interests of Imperial Bank and Beranson Holdings, Inc. in U.S. Audiotex, LLC were exchanged for 11,997,600 and 2,999,400 shares of the Company's common stock, respectively. The merger was an internal corporate reorganization solely involving the existing members of U.S. Audiotex, LLC in order to convert the Company's corporate form into a C corporation in anticipation of its initial public offering. On November 5, 1999, the Company sold 512,820 shares of its common stock to E*TRADE Group, Inc. for $9.75 per share - resulting in total consideration of $5 million. E*TRADE Group, Inc. is a sophisticated qualified institutional buyer.

ITEM 6.     SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the financial statements and the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report. The statement of operations data for each of the years in the three-year period ended December 31, 1999, and the balance sheet data at December 31, 1999, 1998, and 1997, are derived from the Company's audited financial statements, which are included elsewhere in this report.

                                                 YEARS ENDED DECEMBER 31,
                                              -------------------------------
                                                 1999      1998       1997
                                              ---------- --------- ----------
                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues:
     Transaction fees...................      $  8,592   $  2,076       935
     Other revenues.....................           249        293       267
                                              --------   --------  --------
          Total Revenues................         8,841      2,369     1,202
                                              --------   --------  --------
Cost of revenues:
     Cost of transaction fees...........         4,263        494       259
     Cost of transaction fees to related party   2,069        515       153
     Cost of other revenues.............           204         71       284
                                              --------   --------  --------
          Total cost of revenues........         6,536      1,080       696
                                              --------   --------  --------
Gross profit............................         2,305      1,289       506
                                              --------   --------  --------

Operating expenses:
     Sales and marketing................         3,551        356       330
     Development costs..................         2,121        608       206
     General and administrative.........         7,239        595       446
     Allocated expenses from related party         151         --        20
                                              --------   --------  --------
          Total operating expenses......        13,062      1,559     1,002
                                              --------   --------  --------
Income (loss) from operations...........       (10,757)      (270)     (496)
Other income (expense), net.............           357        (55)       (6)
                                              --------   --------  --------
Net income (loss).......................      $(10,400)  $   (325) $   (502)
                                              ========   ========  ========

Basic and diluted net income (loss) per share $  (0.66)  $  (0.02) $   (0.03)
                                              ========   ========  ========

Shares used in computing basic and diluted net
income (loss) per share.................        15,677     15,000    15,000
                                              ========   ========  ========

BALANCE SHEET DATA:
     Cash and short-term investments....      $ 80,514   $    631  $    182
     Working capital (deficit)..........        80,150        392      (221)
     Total assets.......................        84,300      1,747       764
     Total debt including current portion          597        810       389
     Stockholders' equity (deficit).....        81,561        184       (91)
----------
      See note 1 of Notes to Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net income (loss) per share.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with "Selected Financial Data" and the Company's financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, those set forth under "Risk Factors" and the risks discussed in the Company's other SEC filings including the Company's Registration Statement on Form S-1 declared effective on November 22, 1999 by the SEC (File No. 333-87325).

OVERVIEW

      Official Payments is the leading provider of electronic payment options to government entities, enabling consumers to use their credit cards to pay, by internet or the telephone, personal federal and state income taxes, sales and use taxes, property taxes and fines for traffic violations and parking citations. The use of credit cards to make payments to government entities is relatively new and evolving. The Company commenced current operations on June 26, 1996, initially offering its credit card payment services for the payment of fines for traffic violations, parking citations and property taxes. As of December 31, 1999, the Company offered these services to approximately 465 municipalities. In mid-1998, Official Payments signed a credit card payment contract with the IRS and in 1999 began providing its services for the balance-due payment of personal federal income taxes. Starting in January 2000, the Company began offering its services for the balance-due and extension payment of personal federal income taxes that are due on April 17, 2000 and estimated tax payments for the 2000 tax year.

      The Company started providing services for the payment of personal state income taxes in California in December 1998 and in New Jersey and the District of Columbia in 1999. In 1999, the Company also signed contracts to provide similar services in Illinois and Connecticut, beginning in January 2000. The Company has recently signed contracts to provide personal state income tax payment services in Oklahoma and Minnesota. Consumers can make payments through the Company's toll-free interactive telephone system. Beginning in 1999, consumers have also been able to make certain payments through the Company's Web site at www.8882paytax.com and at www.officialpayments.com.

      The Company's revenues consist primarily of convenience fees, which are transaction fees paid by consumers for using its credit card payment services. For the year ended December 31, 1999, the average convenience fees ranged from 2.5% to 10.2% of the amount paid per transaction. For processing personal federal and state income tax payments, sales and use tax payments and property tax payments, the convenience fee charged is variable based on the payment amount. For processing fines for traffic violations and parking citations, a fixed amount is charged per ticket. The Company also derives a small amount of other revenues from sales of its systems to government entities and other miscellaneous fees such as for maintenance and consulting. In these cases, revenues are recognized upon installation of the software for system sales. Total revenues have increased significantly since the Company started providing services in January 1999 for personal federal income tax payments.

      The Company's primary cost of revenues are the merchant discount fees paid to its credit card processors, which, during the year ended December 31, 1999, ranged from 1.5% to 3.0% of the total amount paid by the consumer, depending on the credit card used and the type of transaction. The Company also incurs telecommunications costs of approximately $0.50 per completed transaction through its telephone conduit. Although there are no telecommunications costs associated with payments made through the Internet conduit, the Company pays a third party license fee of $0.15 per completed transaction for certain technology used in its Internet conduit. The Company also pays referral fees for transactions completed as a result of referrals by third parties. The Company's total cost of revenues has increased significantly since January 1999 because of the large number of personal federal income tax payments processed, which has a lower gross margin as compared to other payment services.

      Processing fines for traffic violations and parking citations produce a higher gross margin than processing income tax, sales and use tax and property tax payments because the convenience fee as a percentage of fines processed is significantly higher.

      Operating expenses include sales and marketing expenses, development costs, general and administrative expenses, and allocated expenses from related party. The largest component of these expenses was related to the amortization of deferred stock compensation, which amounted to $7.9 million in the year ended December 31, 1999. Sales and marketing expenses consist primarily of salaries and commissions for sales and marketing personnel. Development costs consist primarily of salaries for engineering personnel and depreciation of computer equipment used to enhance the interactive telephone system and develop the Internet services. General and administrative expenses consist primarily of salaries for executive, customer service, accounting and administrative personnel.

      The Company has incurred significant losses since inception and expects to continue to incur losses for the foreseeable future. As of December 31, 1999, the Company had an accumulated deficit of approximately $11.4 million. The Company recorded on its balance sheet a deferred stock compensation expense totaling $42.9 million in the third and fourth quarters of 1999. This deferred charge consists of an amount of $10.0 million, representing the guaranteed value of options granted to Thomas R. Evans, the Company's Chairman and Chief Executive Officer, and an amount of $32.9 million, representing the estimated fair value of the common stock underlying options granted to certain other officers and employees of the Company in August, September and November of 1999 in excess of the exercise price of those options. The $10.0 million deferred charge related to Mr. Evans' options and $28.4 million of deferred charges related to new options granted to other officers and employees is being amortized, on a straight-line basis, over the three-year vesting period of the options, beginning in the third quarter of 1999. $4.5 million of expenses related to options granted to certain officers and employees of the Company were expensed upon completion of the offering on November 29, 1999. See Note 2 to the Company's financial statements.

RECENT EVENTS

      In March 2000, the Company signed a letter of intent to form a strategic alliance with Nationtax Online, pursuant to which the Company will make its credit card payment services available to companies who prepare and file their state business and sales and use (and similar) taxes through Nationtax Online's service. Nationtax Online currently has official relationships to process these types of taxes in six states. The Company and Nationtax Online expect to sign a definitive agreement in the next several weeks.

      In March 2000, the IRS awarded Official Payments a contract to accept via the Internet and telephone balance-due and extension tax payments for the 2000 tax year, as well as estimated payments for the 2001 tax year. This new contract has a one-year term, with the IRS having the option to renew the contract for one additional year.

      In March 2000, Official Payments was awarded new business with the State of New Jersey, which is incremental to the Company's existing contract with the state. The Company's previous agreements gave New Jersey taxpayers the ability to pay their individual return balance-due, extension and estimated personal state income tax payments by credit card over the telephone. The new award adds an Internet payment option and two new tax payment categories: New Jersey Monthly and/or Quarterly Business Sales Tax and personal state income deficiency taxes.

      In January 2000, the Company partnered with an electronic filing software provider, OrrTax Software Inc., to provide electronic filing and payment services.

      In January 2000, the Company entered into a contract with the State of Oklahoma to allow the state's residents to pay their 1999 balance-due personal state income taxes through the Company's Internet system. In addition, the Company entered into a contract with the State of Minnesota to allow the state's residents to pay their 1999 balance-due personal state income taxes through the Company's interactive telephone and Internet systems.

      In January 2000, the Company was awarded additional contracts with the Franchise Tax Board of California. These new contracts allow California taxpayers to pay their 1999 balance-due and extension personal state income taxes through the Company's Internet and interactive telephone systems, in addition to delinquent and estimated payments. The Company also received authorization from the District of Columbia to begin processing credit card payments for past-due personal income taxes for residents of that jurisdiction, in addition to the balance-due personal income taxes already being processed by the Company.

RESULTS OF OPERATIONS

      The following table sets forth, for the periods illustrated, certain statements of operations data expressed as a percentage of total revenues. The data has been derived from the financial statements contained in this report. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the consolidated financial statements included in this report.


                                                    YEARS ENDED DECEMBER 31,
                                                    ------------------------
                                                     1999     1998     1997
                                                     ----     ----     ----
STATEMENT OF OPERATIONS DATA:
Revenues:
  Transaction fees.................................    97%      88%      78%
  Other revenues...................................     3       12       22
                                                     ----     ----     ----
      Total revenues...............................   100      100      100

Cost of revenues:
  Cost of transaction fees.........................    48       21       21
  Cost of transaction fees to related party........    24       22       13
  Cost of other revenues...........................     2        3       24
                                                     ----     ----     ----
      Total cost of revenues.......................    74       46       58
                                                     ----     ----     ----
Gross profit.......................................    26       54       42
                                                     ----     ----     ----
Operating expenses:
  Sales and marketing..............................    40       15       27
  Development costs................................    24       26       17
  General and administrative                           82       25       37
  Allocated expenses from related party............     2       --        2
                                                     ----     ----     ----
      Total operating expenses.....................   148       66       83
                                                     ----     ----     ----
Income (loss) from operations......................  (122)     (12)     (41)
Other income (expense), net........................     4       (2)      (1)
                                                     ----     ----     ----
Net income (loss)..................................  (118)%    (14)%    (42)%
                                                     ====     ====     ====


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUES

      Total Revenues. Total revenues increased $6.4 million to $8.8 million for the year ended December 31, 1999 from $2.4 million for the year ended December 31, 1998, an increase of 267%. This increase is primarily attributable to revenues generated from first-time processing of personal, federal and state income tax payments, as well as increases in revenue from processing property taxes.

      Federal Transaction Fees. Revenues from processing federal payments are solely related to personal federal income tax payments, a service introduced in January 1999. Federal transaction fees were $4.3 million for the year ended December 31, 1999, representing 49% of the Company's total revenues. The Company processed approximately $174.0 million in transactions during this fiscal year. On average, the Company charged a 2.5% convenience fee based upon the dollar amount of the IRS payment for processing personal federal income taxes during this period.

      State Transaction Fees. Revenues from processing state payments consist of personal state income taxes to the states of California, New Jersey, and the District of Columbia. A significant portion of revenues earned during the fiscal year related to processing delinquent personal state tax payments. State revenues were $557,000 for the year ended December 31, 1999, representing 6% of total revenues.

      Local Transaction Fees. Revenues from processing local payments consist of property taxes, traffic violations, parking citations, fax filing, and utility payments. Local transaction fees increased $1.6 million to $3.7 million for the year ended December 31, 1999 from $2.1 million for the year ended December 31, 1998, an increase of 76%. Revenues from processing property tax payments increased $1.0 million to approximately $1.8 million for the year ended December 31, 1999 from $765,000 for the year ended December 31, 1998, an increase of 131%. The increase is primarily attributable to an increase in the number of property tax transactions processed during the year ended December 31, 1999 and the introduction of the Company's Internet payment option during the third quarter of 1999. Revenues from processing fines for traffic violations, moving violations and other transactions increased $600,000 to $1.9 million for the year ended December 31, 1999 from $1.3 million for the year ended December 31, 1998, an increase of 46%. The increase is primarily attributable to an increase in the number of transactions processed and new municipal clients added during 1999.

      Other Revenues. Other revenues decreased $44,000 to $249,000 for the year ended December 31, 1999 from $293,000 for the year ended December 31, 1998, a decrease of 15%.

COST OF REVENUES

      Cost of Transaction Fees. Cost of transaction fees increased $5.3 million to $6.3 million for the year ended December 31, 1999 from $1.0 million for the year ended December 31, 1998, an increase of 530%. The largest component of cost of transaction fees, merchant discount fees, increased $5.1 million to $6.0 million for the year ended December 31, 1999 from $825,000 for the year ended December 31, 1998, an increase of 618%. The cost of telephone charges for the Company's toll-free interactive telephone system increased $219,000 to $318,000 for the year ended December 31, 1999 from $99,000 for the year ended December 31, 1998, an increase of 221%. These increases were due to the corresponding increase in revenue. Cost of transaction fees was 72% of total revenues for the year ended December 31, 1999 compared to 43% for the year ended December 31, 1998. The increase is due to the lower gross margins for personal federal income tax payment services as compared to other payment services. The Company anticipates that it will incur increased costs in absolute dollars for the foreseeable future as a result of expanding its transaction processing capacity and website facilities to enhance its payment conduits.

      Cost of Other Revenues. Cost of other revenues increased $133,000 to $204,000 for the year ended December 31, 1999 from $71,000 for the year ended December 31, 1998, an increase of 187%.

OPERATING EXPENSES

      Sales and Marketing. Sales and marketing expenses increased $3.2 million to $3.6 million for the year ended December 31, 1999 from $356,000 for the year ended December 31, 1998, an increase of 899%. This increase is primarily attributable to amortization expense of $2.2 million for deferred stock compensation for options to purchase shares of the Company's common stock at exercise prices below their fair market value at the date of grant which were granted to sales and marketing employees in August, September and November 1999. As of December 31, 1999, the Company had $11.2 million of unamortized deferred stock compensation relating to sales and marketing. The increase is also attributable to an increase in the number of sales and marketing personnel to handle additional growth in business and in anticipation of future growth and an increase in commission payments. Sales and marketing expenses represented 40% of total revenues for the year ended December 31, 1999 compared to 15% for the year ended
      December 31, 1998. The Company anticipates that sales and marketing expenditures will continue to increase in absolute dollars for the foreseeable future as it expands its sales and marketing staff and capabilities, as well as develops and implements enhanced advertising and promotional campaigns for its services.

      Development Costs. Development costs increased $1.5 million to $2.1 million for the year ended December 31, 1999 from $608,000 for the year ended December 31, 1998, an increase of 247%. This increase is primarily attributable to amortization expense of $1.1 million for deferred stock compensation for options to purchase shares of the Company's common stock at exercise prices below their fair market value at the date of grant which were granted to development employees in August, September, and November 1999. The increase is also attributable to an increase in the number of engineering personnel and development of the IVR and Internet conduits. Development costs represented 24% of total revenues for the year ended December 31, 1999 compared to 26% for the year ended December 31, 1998. The Company anticipates that its development costs will increase in absolute dollars for the foreseeable future as it enhances its Internet and IVR payment conduits and develops new service offerings.

      General and Administrative. General and administrative expenses increased $6.6 million to $7.2 million for the year ended December 31, 1999 from $595,000 for the year ended December 31, 1998, an increase of 1,109%. This increase is primarily attributable to amortization expense of $4.6 million for deferred stock compensation for options to purchase shares of the Company's common stock at exercise prices below their fair market value at the date of grant which were granted to general and administrative employees in August, September, and November 1999. As of December 31, 1999, the Company had $23.8 million of unamortized deferred stock compensation relating to general and administrative activities. The amortization expense of deferred stock compensation also includes expenses related to the $10 million guaranteed value of the stock options granted to the Company's Chief Executive Officer, Thomas R. Evans. This guarantee is being amortized, using a straight-line basis, over a three-year period. The increase is also attributable to the hiring of additional management personnel and a signing bonus of $500,000 for Mr. Evans. General and administrative expenses represented 82% of total revenues for the year ended December 31, 1999 compared to 25% for the year ended December 31, 1998. The Company anticipates that it will incur additional administrative expenses in absolute dollars for the foreseeable future to expand its customer service operations and to otherwise sustain the growth of its business.

      Allocated Expenses from Related Party. Related party expense was $151,000 for the year ended December 31, 1999, $118,000 of which was due to Imperial Bank employees providing consulting services related to the initial public offering in November 1999. The allocated consulting expense of $118,000 for the year ended December 31, 1999 will not be incurred in the future because effective October 1, 1999, the same Imperial Bank employees became employees of Official Payments.

OTHER INCOME, NET

      Other income, net, which consists of interest income, interest expense and other non- operating expenses, increased primarily due to interest income resulting from investment of proceeds from the Company's initial public offering.

PROVISION FOR INCOME TAXES

      The Company incurred operating losses during the period of its incorporation from September 30, 1999 through December 31, 1999. The Company has recorded a valuation allowance for the full amount of net deferred tax assets, as the future realization of the tax benefit is not currently likely.

      As of December 31, 1999, the Company had net operating loss carryforwards for federal tax purposes of approximately $1.1 million and for California income tax purposes of approximately $534,000. These federal and California income tax loss carry-forwards are available to reduce future taxable income and expire at various dates. The federal net operating loss carryforward expires in year 2019. The California net operating loss carryforward expires in year 2004. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income. There have not been any substantial changes in the Company's ownership through December 31, 1999. Prior to September 30, 1999, the Company was a California limited liability company. Accordingly, all tax operating losses prior to September 30, 1999 have been used by the members of such limited liability company.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1998 AND 1997

REVENUES

      Total Revenues. Total revenues increased $1.2 million to $2.4 million for the year ended December 31, 1998 from $1.2 million for the year ended December 31, 1997, an increase of 100%. This increase is primarily attributable to higher revenues generated from processing a greater amount of property tax payments for existing and new clients.

      Local Transaction Fees. Revenues from processing local payments consist of property taxes, traffic violations, parking citations, fax filing, and utility payments. Total transaction fees consist solely of local revenues for the fiscal years ending December 31, 1998 and 1997. Revenues from processing property tax payments increased $587,000 to $765,000 for the year ended December 31, 1998 from $178,000 for the year ended December 31, 1997, an increase of 330%. Revenues from processing fines for traffic violations, moving violations, and other transactions increased $554,000 to $1.3 million for the year ended December 31, 1998 from $757,000 for the year ended December 31, 1997, an increase of 73%. The increase in transaction fees is primarily driven by the increase in the number of transactions processed during the year ended December 31, 1998, new municipal clients added during 1998, and an increase in the average convenience fee charged during the year ended December 31, 1998.

      Other Revenues. Other revenues increased $26,000 to $293,000 for the year ended December 31, 1998 from $267,000 for the year ended December 31, 1997, an increase of 10%. The increase in other revenues was primarily due to additional consulting and maintenance fees earned related to computer system sales.

COST OF REVENUES

      Cost of Transaction Fees. Cost of transaction fees increased $588,000 to $1.0 million for the year ended December 31, 1998 from $412,000 for the year ended December 31, 1997, an increase of 143%. Merchant discount fees increased $554,000 to $825,000 for the year ended December 31, 1998 from $271,000 for the year ended December 31, 1997, an increase of 204%. Telecommunications costs increased $43,000 to $99,000 for the year ended December 31, 1998 from $56,000 for the year ended December 31, 1997, an increase of 77%. These increases were primarily attributable to the corresponding increase in revenue. Cost of revenues was 43% of total revenues for the year ended December 31, 1998 compared to 34% for the year ended December 31, 1997.

      Cost of Other Revenues. Cost of other revenues decreased $213,000 to $71,000 for the year ended December 31, 1998 from $284,000 for the year ended December 31, 1997, a decrease of 75%. This was due to a one-time reclassification adjustment of $261,000 that was recorded in 1997.

OPERATING EXPENSES

      Sales and Marketing. Sales and marketing expenses increased $26,000 to $356,000 for the year ended December 31, 1998 from $330,000 for the year ended December 31, 1997. Sales and marketing expenses represented 15% of total revenues for the year ended December 31, 1998 compared to 27% for the year ended December 31, 1997.

      Development Costs. Development costs increased $402,000 to $608,000 for the year ended December 31, 1998 from $206,000 for the year ended December 31, 1997. This increase was primarily attributable to an increase in the number of engineering personnel. Development costs represented 26% of total revenues for the year ended December 31, 1998 compared to 17% for the year ended December 31, 1997.

      General and Administrative. General and administrative expenses increased $129,000 to $595,000 for the year ended December 31, 1998 from $446,000 for the year ended December 31, 1997, an increase of 29%. This increase is primarily due to an increase in depreciation expenses due to additional capital expenditures and higher salary expenses from hiring additional support staff. General and administrative expenses represented 25% of total revenues for the year ended December 31, 1998 compared to 37% for the year ended December 31, 1997.

OTHER EXPENSES, NET

      Other expenses, net, which consists of interest income, interest expense and other non- operating expenses, increased primarily due to the decrease in interest income.

PROVISION FOR INCOME TAXES

      During 1998 and 1997, Official Payments was a California limited liability company. Therefore, all tax operating losses were used by the members of the limited liability company on their respective corporate tax returns.

LIQUIDITY AND CAPITAL RESOURCES

      In November 1999, Official Payments completed the initial public offering of its common stock and realized net proceeds from the offering of approximately $78.7 million. Since January 1, 1997 and prior to the offering the Company financed its operations through private sales of common stock, with net proceeds of $5.0 million, and through shareholder loans as described in "ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS." As of December 31, 1999, the Company had $80.5 million in cash and short-term investments, and $80.2 million in working capital.

      Historically, the Company experienced operating losses during most periods. The Company expects to continue to incur losses from operations for the foreseeable future. The Company's working capital deficit was $221,000 at December 31, 1997. In December 1998, there was a capital contribution of $600,000 and the working capital was $392,000 at December 31, 1998. As a result of the initial public offering, the Company's working capital at December 31, 1999 was $80.2 million.

      Net cash used in operating activities was $2.1 million for the year ended December 31, 1999. For the years ended December 31, 1998 and 1997, the operating activities used cash of $245,000 and $323,000, respectively.

      The cash used in operating activities for the years ended December 31, 1999, 1998 and 1997 was primarily the result of the Company's net loss and an increase in accounts receivable.

      Net cash used in investing activities was $79.9 million, $298,000 and $139,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Cash used in investing activities primarily reflects purchase of short-term investments during the year ended December 31, 1999, and to a lesser extent, the purchase of property and equipment for all periods presented.

      Net cash provided by financing activities was $83.0 million, $992,000, and $423,000 for the year ended December 31, 1999, 1998 and 1997, respectively. The cash generated in 1999 was primarily related to the proceeds of initial public offering and the sale of common stock to E*Trade Group, Inc. Cash generated in 1999 was partially offset by repayments of bank loans shareholder loans, and capital leases. The cash generated in 1998 and 1997 was due to capital contributions by the Company's stockholders.

      The Company believes that, based on its current business plan, existing cash and investments will be sufficient to meet operating activities, capital expenditures and other obligations for at least the next two years.

YEAR 2000 IMPACT

      As of the date of this filing, the Company has not incurred any significant business disruptions as a result of Year 2000 issues. However, while no such occurrence has developed, Year 2000 issues that may arise related to key suppliers and service providers may not become apparent immediately. The Company has received assurances of Year 2000 compliance from key suppliers and key service providers such as various financial institutions and Imperial Bank (which provides various employee benefits services for the Company) as to their Year 2000 readiness. The Company will continue to monitor its own systems and business partners to identify and address any potential risk situations related to the Year 2000. No assurance can be provided that the Company will not be adversely affected by these suppliers and service providers due to noncompliance in the future.

SEASONALITY AND FLUCTUATION OF QUARTERLY RESULTS

      The Company has generally experienced fiscal quarter over fiscal quarter revenue growth with some seasonal fluctuations, primarily in the second and fourth quarters of 1998 and the second and fourth quarters of 1999. The fiscal quarter-over-fiscal quarter revenue growth is due to an increase in the number of government clients and payment services and an increase in utilization rates. The fluctuations in the second and fourth quarter of 1998 relate primarily to an increase in convenience fees from processing California property tax payments, which are collected twice a year - in April and December. The large increase in revenues in the second quarter of 1999 is due to processing personal federal income tax payments in April 1999. The Company expects that results for the second quarter of future years will continue to be impacted by the April 15 deadline for paying personal federal and state income taxes.

      Since the Company did not process personal federal income tax payments in the third and fourth quarters of 1999, revenues in those quarters were lower than in the second quarter of 1999.

      Cost of revenues as a percentage of total revenues were significantly higher in the second quarter of 1999 than in previous quarters as a result of processing personal federal income tax payments, which have significantly lower margins than certain other payment services. This is due to the fact that the convenience fee is generally lower as a percentage of large government payments, such as income taxes, while the primary cost of sales, which are merchant discount fees, are relatively constant as a percentage of the payment amount.

      The Company anticipates that its operating expenses will continue to increase significantly due to the expansion of its sales force in order to obtain additional state and municipal clients and the marketing campaign to make consumer users aware of its electronic payment option. If revenues in any quarter do not increase correspondingly with increases in expenses, the Company's results for that quarter would be materially and adversely affected. In addition, in the third and fourth quarter of 1999, the Company recorded amortization of deferred stock compensation expenses in the aggregate amount of $7.9 million. The Company will continue to incur significant deferred stock compensation expense for the next three years.

      For the foregoing reasons, the Company believes that comparisons of the its quarterly operating results are not necessarily meaningful and that the Company's operating results in any particular quarter should not be relied upon as necessarily indicative of future performance. In addition, it is possible that in some future quarters operating results will be below the expectations of research analysts and investors, and in that case, the price of the Company's common stock is likely to decline.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or cash flows. The Company will be required to adopt SFAS No. 133 in fiscal 2001.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The primary objective of the Company's investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified investments, consisting primarily of investment grade securities. Due to the nature of the Company's investments, the Company believes that there is no material risk exposure. All investments are carried at market value, which approximates cost.

      The table below represents principal amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio.

                              FY2000      FY2001     FY2002     FY2003    FY2004  Thereafter     Total
                              ------      ------     ------     ------    ------  ----------    -------
Money market fund and cash   $ 1,643      $    -     $    -     $    -    $    -    $     -     $ 1,643

      Average interest rate    4.45%       0.00%      0.00%      0.00%     0.00%      0.00%

Investments                   78,871           -          -          -         -          -      78,871

      Average interest rate    6.11%       0.00%      0.00%      0.00%     0.00%      0.00%
                             -------      ------    -------     ------   -------   --------     -------
Total cash and investment    $80,514      $    -    $    -      $    -   $    -    $      -     $80,514
                             =======      ======    =======     ======   =======   ========     =======


ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's financial statements and the related notes thereto, together with the Report of the Independent Auditor, are included or incorporated by reference elsewhere herein. Reference is made to the "Index to Financial Statements and Financial Statement Schedule" following the signature pages hereto.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The directors and executive officers of the Company and their ages as of March 1, 2000 are as follows:


NAME                      AGE     POSITION(S)
----                      ---     -----------
Thomas R. Evans           45      Chairman, Chief Executive Officer and Director
Kenneth Stern             52      President and Director
Brian W. Nocco            47      Chief Financial Officer and Director
Michael P. Presto         46      Chief Operating Officer
Michael Barrett           37      Chief Internet and Sales Officer
Bruce Zanca               39      Senior Vice President, Communications and Administration
Mitchell H. Gordon        34      Vice President, General Counsel
Andrew Cohan              45      Director
Christos M. Cotsakos      51      Director
George L. Graziadio, Jr.  80      Director
Vernon R. Loucks, Jr.     65      Director
Lee E. Mikles             44      Director
Bruce Nelson              48      Director


      Thomas R. Evans has served as Chairman and Chief Executive Officer and a Director since August 1999. From April 1998 to May 1999, Mr. Evans was the President and Chief Executive Officer of GeoCities, Inc., which was acquired by Yahoo! Inc. in May 1999. From 1991 to April 1998, Mr. Evans served as President and Publisher of U.S. News & World Report, a magazine that reports on domestic and international current events. From January
1997 to April 1998, Mr. Evans also served as President and Publisher of The Atlantic Monthly, a magazine that features articles on art, literature, politics and technology. In addition, from May 1995 to April 1998, Mr.
Evans served as President and Publisher of Fast Company, a magazine that showcases business people and ideas. From 1990 to 1991, Mr. Evans served as Vice President, Advertising Director of U.S. News and World Report.

      Kenneth Stern, the Company's founder, has served as President and a Director since 1986, and is responsible for the Company's operations, product designs and sales support. From 1984 to 1986, Mr. Stern held a senior management position in software development at Integral Systems. From 1976 to 1984, Mr. Stern was Vice President of Systems Development at Tessereact Corporation.

      Brian W. Nocco has served as the Company's Chief Financial Officer and Director since September 30, 1999. From May 1998 until joining the Company, Mr. Nocco was Executive Vice President of Corporate Development at Imperial Bank, where he was involved in the Company's management and initial public offering process. From 1994 to 1998, Mr. Nocco served as Senior Vice President and Manager of Audit and Compliance for The Chubb Corporation, an insurance company headquartered in Warren, New Jersey. From 1977 to 1994, Mr. Nocco served in various lending and financial management positions, including Treasurer, at Continental Bank in Chicago, Illinois.

      Michael P. Presto has served as the Company's Chief Operating Officer since September 1999, and is responsible for technology, customer service and business operations of the Company. Mr. Presto was Senior Vice President, Circulation and Business Development at Curtis Circulation Company from April 1998 to September 1999, where he was responsible for worldwide circulation sales and marketing strategies. From January 1993 to April 1998, Mr. Presto was Vice President of Consumer Marketing and Senior Vice President of Consumer Marketing and Distribution for The New York Daily News during which time he also served as President of Data Comm Services Inc., an affiliate telemarketing/fulfillment customer service business. In addition, Mr. Presto has held executive management positions at U.S. News & World Report and Newsweek.

      Michael Barrett has served as the Company's Chief Internet and Sales Officer since September 1999. Mr. Barrett is responsible for marketing, sales, business development and strategic partnerships with respect to the Company's Internet initiative. From May 1999 to September 1999, Mr. Barrett worked as an e-commerce consultant for Yahoo!, Inc., and from September 1997 to May 1999, Mr. Barrett was Senior Vice President of Sales and Strategic Partnerships at GeoCities, Inc. In addition, from November 1995 to September 1997, Mr. Barrett was Vice President of Advertising for Disney Online, and he served as Publisher of Family PC Magazine for Ziff Davis Publishing. Previously, he held sales management positions at Newsweek and Meredith Publishing.

      Bruce Zanca oversees the Company's corporate communications, public relations and investor relations efforts. He also manages the Company's business administration infrastructure. From September 1998 to June 1999 he was Vice President of Communications at GeoCities, Inc., where he was responsible for public affairs, media relations, government affairs and investor relations. From 1994 to 1998, Mr. Zanca was Vice President of Corporate Communications at the U.S. News & World Report Magazine Group. In the past, Mr. Zanca served as a White House press secretary under Marlin Fitzwater and a public relations advisor to President George Bush. He has held senior communications positions at the U.S. Justice Department and U.S. Commerce Department, and has served on the staff of the Vice President of the United States.

      Mitchell H. Gordon has served as the Company's General Counsel since February 2000, and is responsible for managing the Company's legal affairs, including supervising the Company's internal legal staff and outside legal counsel. From September 1995 to February 2000, Mr. Gordon was an attorney at Skadden, Arps, Slate, Meagher & Flom LLP, concentrating on mergers and acquisitions and general corporate law.

      Andrew Cohan has served as a Director of the Company since November 1999. Mr. Cohan has been Chairman and Chief Executive Officer of Artist Marketing Corp., a marketing company for artists and entertainment/celebrity figures since September 1999. From August 1997 to September 1999, Mr. Cohan was
Senior Vice President, Worldwide Entertainment, Licensing and Marketing for Sony Signature, an entertainment licensing and marketing company. From
January 1996 to July 1997, Mr. Cohan was Senior Vice President, Chief Merchandising Officer for Beverages and More, a start-up beverages retailer. Before that, Mr. Cohan was Vice President, Merchandising for
Emerson Radio Corporation from February 1994.

      Christos M. Cotsakos has served as a Director of the Company since November 1999. Mr. Cotsakos is the Chairman of the Board of Directors and Chief Executive Officer of E*TRADE Group, Inc., an electronic broker/dealer. Prior to joining E*TRADE, he served as President, Co-Chief Executive Officer, Chief Operating Officer and a Director of A.C. Nielsen, Inc. from March 1995 to January 1996, as President and Chief Executive Officer of Nielsen International from September 1993 to March 1995, and as President and Chief Operating Officer of Nielsen Europe, Middle East and Africa from March 1992 to September 1993. Mr. Cotsakos joined Nielsen after 19 years with the Federal Express Corporation, where he held a number of senior positions. Mr. Cotsakos also serves as a director of several technology companies in both the public and private sector.

     George L. Graziadio, Jr. has served as a Director of the Company since November 1999. Mr. Graziadio has been the Chairman of the Board, President and Chief Executive Officer of Imperial Bancorp, a bank holding company, since 1969. Mr Graziadio is engaged as an owner or partner in many other business activities, primarily in the real estate industry. He also serves on the board of directors of various subsidiaries of Imperial Bancorp, including the board of directors of Imperial Bank, the Company's majority stockholder. Mr. Graziadio is the uncle of Lee E. Mikles, another director.

     Vernon R. Loucks Jr. has served as a Director of the Company since November 1999. Mr. Loucks is the Chairman of the Board of Directors of Baxter International Inc., a developer, distributor and manufacturer of health care products and services, and previously served as Baxter's Chief Executive Officer from 1980 through 1998. Mr. Loucks also serves as a director of Affymetrix, Inc., Anheuser-Busch Companies, Inc., The Dun & Bradstreet Corporation, Emerson Electric Company and The Quaker Oats Company.

     Lee E. Mikles has served as a Director of the Company since November 1999. Mr. Mikles is the Chairman of Mikles/Miller Management Inc., an investment advisor, and Chairman of Mikles/Miller Securities, LLC, a registered broker/dealer. He has been a director of Imperial Bancorp since 1996 and its wholly-owned subsidiary, Imperial Bank, since 1993. Mr. Mikles also serves on the board of directors of Coastcast Corp., Boss Holdings, Inc., Center Span Communications Corp. and The National Education Loan Network, Inc. ("NelNet"). Mr. Mikles is the nephew of George L. Graziadio, Jr., another director.

      Bruce Nelson has served as a Director of the Company since November 1999. Mr. Nelson is currently serving as a marketing and advertising consultant to the Company (see ITEM 13--"CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS") and most recently was Vice Chairman of Young & Rubicam Inc. Prior to that position, he worked at McCann-Erickson Worldwide for 19 years in various positions, including as Director of Worldwide Accounts, Director of Strategy for Worldwide Accounts and Creative Director for Worldwide Accounts.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's common stock, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission. Officers, directors and greater than ten percent owners are required to furnish the Company with copies of all Forms 3, 4 and 5 they file.

      Based solely on the Company's review of the copies of such forms it has received and representations from certain reporting persons that they were not required to file Form 5's for 1999, the Company believes that all its officers, directors, and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during 1999.


ITEM 11.    EXECUTIVE COMPENSATION

      The following table sets forth the compensation awarded to, earned by or paid to the person serving as the Company's Chief Executive Officer on December 31, 1999, as well as the three other individuals who served as chief executive officer of the Company during 1999, for services rendered in all capacities to the Company during 1999 and 1998, as applicable. Except as set forth below, perquisites and other personal benefits, securities and property did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officers. No other executive officer of the Company received salary and bonus in 1999 which in the aggregate exceeded $100,000.

SUMMARY COMPENSATION TABLE

                                                                                 LONG TERM
                                        ANNUAL COMPENSATION                     COMPENSATION
                                 ----------------------------------             ------------
                                                                                   AWARDS
                                                                                 -----------
NAME AND                                                       OTHER ANNUAL        OPTIONS         ALL OTHER
PRINCIPAL POSITION               YEAR   SALARY($)  BONUS($)   COMPENSATION($)        (#)       COMPENSATION($)(D)
------------------               ----   ---------  --------   ---------------    -----------   ------------------
Thomas R. Evans                  1999    76,955    500,000           -            1,370,328              -
  Chairman and Chief             1998         -          -           -                    -              -
  Executive Officer

Kenneth Stern (a)                1999   198,046          -      32,058              219,252           9,728
  President                      1998   144,000          -           -                    -              -

Brian W. Nocco (b)               1999    50,000          -           -              411,098           2,628
  Chief Financial Officer        1998         -          -           -                    -              -

George L. Graziadio, Jr.(c)      1999         -          -           -               75,000              -
  Director and former Chief      1998         -          -           -                    -              -
  Executive Officer


(a) Mr. Stern served as Chief Executive Officer of the Company for fiscal year 1998 and through April 15, 1999.
(b) Mr. Nocco served as Chief Executive Officer of the Company from July 15, 1999 to August 26, 1999.
(c) Mr. Graziadio, Chairman of the Board, President and Chief Executive Officer of Imperial Bancorp, concurrently served as Chief Executive Officer of the Company from April 16, 1999 to July 15, 1999 and received no compensation from the Company for such service. The option award indicated in the table above was granted to Mr. Graziadio in consideration of his service as a non-employee director of the Company beginning after his service as Chief Executive Officer concluded.
     See "Director Compensation."
(d) "All Other Compensation" in 1999 represents the amount of contributions made by the Company to two employee benefit plans offered by the Company's parent to eligible Company employees: the Imperial Bank Employee Stock Ownership Plan and the Imperial Bank Profit Sharing Plan.

OPTION GRANTS IN LAST FISCAL YEAR

      The following table discloses information concerning individual grants of stock options made during the last completed fiscal year to the executive officers named in the Summary Compensation Table.

                     OPTION GRANTS IN LAST FISCAL YEAR


                                          INDIVIDUAL GRANTS                           POTENTIAL REALIZABLE VALUE AT ASSUMED
                             ----------------------------------------                          ANNUAL RATES OF STOCK
                             NUMBER OF      % OF TOTAL                                         PRICE APPRECIATION
                             SECURITIES       OPTIONS                                            FOR OPTION TERM
                             UNDERLYING      GRANTED TO     EXERCISE                      ---------------------------------
                              OPTIONS       EMPLOYEES IN     PRICE       EXPIRATION        0%           5%           10%
NAME                          GRANTED       (FISCAL YEAR    ($/SHASE)      DATE           ($)(A)       ($)(A)       ($)(A)
----                         ----------     ------------    ---------  ----------------   -------      -------     --------
Thomas R. Evans               1,370,328           22.3       $1.33     8/26/09, 9/30/09   $12,135,494  $20,913,625  $34,381,000
                                                                          11/22/09

Kenneth Stern                   219,252            3.6       $1.33     8/31/09, 9/30/09   $1,941,673   $ 3,346,170  $ 5,500,944
                                                                          11/22/09

Brian W. Nocco                  411,098            6.7       $1.33        9/30/09 &       $4,479,814   $ 9,497,770  $12,490,879
                                                                          11/22/09

George L. Graziadio, Jr.         75,000            1.2      $15.00        11/23/09             N/A       $707,506   $ 1,792,960
----------
(a)  These amounts represent hypothetical gains that could be achieved for the options if they are executed at the end of their respective terms.
     The assumed 5% and 10% rates of stock price appreciation are mandated by the rules of the Securities and Exchange Commission. They do not represent the Company's estimate or projection of future prices of the
     Company's common stock.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

      The table set forth below discloses certain information concerning the number and value of unexercised options for the last completed fiscal year by the executive officers named in the Summary Compensation Table. None of the executive officers named in the Summary Compensation Table exercised options to purchase shares of the Company's common stock during the last completed fiscal year.

                  AGGREGATED FISCAL YEAR-END OPTION VALUES


                          NUMBER OF SECURITY         VALUE OF UNEXERCISED)
                        UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS
                          OPTIONS AT FY-END(#)         AT FY-END($)(A)
                        ----------------------       ---------------------

                           EXERCISABLE/                  EXERCISABLE/
NAME                       UNEXERCISABLE                 UNEXERCISABLE

Thomas R. Evans..........  1,370,328/0(b)                $69,434,520/0
Kenneth Stern............    219,252/0                   $11,109,499/0
Brian W. Nocco...........    411,098/0(b)                $20,840,470/0
George L. Graziadio, Jr..     75,000/0                    $2,775,000/0
----------
(a) The value of unexercised options was determined using the closing price of the Company's common stock on December 31, 1999.
(b) This amount represents non-qualified stock options granted under the Company's 1999 Incentive Stock Plan, which options are immediately exercisable but subject to a right of repurchase by the Company, which right lapses over a three-year period in accordance with the terms of such plan.

DIRECTOR COMPENSATION

      Directors who are not employees of the Company receive an annual retainer of $20,000. Directors are reimbursed for out-of-pocket expenses incurred in connection with their service as directors. In addition, each non-employee director, except for Andrew Cohan and Bruce Nelson, received, upon consummation of the Company's initial public offering, options to purchase 75,000 shares of the Company's common stock at an exercise price per share equal to $15.00. Messrs. Cohan and Nelson received 93,750 and 95,000 options, respectively, to purchase the Company's common stock at an exercise price per share equal to $15.00. Mr. Nelson also received options to purchase 15,000 shares of the Company's common stock at an exercise price per share equal to $1.33. Directors who are officers or employees of the Company do not receive any additional compensation for their services as directors.

EMPLOYMENT AGREEMENTS

      Thomas R. Evans. The Company has entered into an employment agreement with Thomas R. Evans, the Company's Chairman and Chief Executive Officer. The employment agreement provides for an annual base salary of $200,000. In addition, under the terms of the agreement, Mr. Evans will receive a one-time bonus of $500,000, $250,000 of which has been paid to date, and $250,000 of which will be paid no later than the first anniversary of the commencement of his employment with the Company. Mr. Evans was also granted options to purchase 1,370,328 shares of the Company's common stock at $1.33 per share under the 1999 Stock Incentive Plan. Under the terms of the employment agreement, Imperial Bank has guaranteed that the "value"--as defined in the agreement--of Mr. Evans' vested options will be $10,000,000 on or before the third anniversary of the date of the agreement, or Imperial Bank will pay Mr. Evans an amount equal to the difference between $10,000,000 and the highest value of the vested options on or before the third anniversary. If Mr. Evans' employment is terminated by the Company without "cause" or if he terminates his employment for "good reason," including a "change in control," as these terms are defined in the agreement, the Company will be required to pay him his base salary and benefits for one year, and all of his options will vest immediately. If Mr. Evans' employment is terminated by the Company with cause, the Company will be required to pay him any compensation, benefits or reimbursements accrued through the date of termination. Mr. Evans' employment under the agreement may be terminated by the Company on 30 days' notice without cause, or immediately upon notice with cause, and may be terminated by Mr. Evans on 60 days' notice without good reason, or immediately for good reason.

      Kenneth Stern. The Company has entered into an employment agreement with Kenneth Stern, pursuant to which Mr. Stern has agreed to serve as President of the Company and a member of the Company's board of directors until August 23, 2006. The employment agreement provides for an annual base salary of $215,000 and a minimum annual bonus of $100,000. Mr. Stern has the right to take early retirement at any time after the third anniversary of the date of the agreement, upon which the Company would be required to pay him his base salary and bonus through August 23, 2006. If Mr. Stern's employment is terminated by the Company without "cause" or if he terminates his employment for "good reason," as these terms are defined in the agreement, the Company will be required to pay him his base salary and bonus through August 23, 2006, and provide benefits through December 31, 2002 or for one year from the date of termination, whichever is later. Additionally, Mr. Stern would be entitled to retain his position as a director through August 23, 2006, provided that he and Beranson Holdings, Inc. own or control an aggregate of 10% of the Company's outstanding common stock. If Mr. Stern's employment is terminated by the Company with cause, the Company will be required to pay him any compensation, benefits or reimbursements accrued through the date of termination. Mr. Stern's employment under the agreement may be terminated by the Company on 30 days' notice without cause, or immediately upon notice with cause, and may be terminated by Mr. Stern on 120 days' notice without good reason, or immediately for good reason.

      Brian W. Nocco. The Company has entered into an employment agreement with Brian W. Nocco, pursuant to which Mr. Nocco has agreed to serve as the Company's Chief Financial Officer and a member of the board of directors. The employment agreement provides for an annual base salary of $200,000, as well as reimbursement for relocation expenses. In addition, under the terms of the agreement, Mr. Nocco will receive a minimum bonus of $100,000 in 2000. Mr. Nocco was also granted options to purchase 411,098 shares of the Company's common stock at $1.33 per share under the 1999 Stock Incentive Plan. In addition, the Company has a written agreement to grant Mr. Nocco options to purchase up to 0.5% of the common stock outstanding, on a fully diluted basis, immediately following completion of the Company's initial public offering, including the options described in the immediately preceding sentence. These additional options would be granted to Mr. Nocco on the earliest to occur of the following future dates:

o    November 1, 2000;

o the date the Company's Chairman and Chief Executive Officer determines Mr. Nocco has achieved certain pre-determined performance goals; or

o the date the Company signs a definitive agreement that would result in a "change in control."

One-half of these options would be granted with an exercise price of $1.33 per share, and the balance would be granted with an exercise price equal to $15.00. These options would become fully exercisable within three years after the date of grant. If Mr. Nocco's employment is terminated by the Company without "cause" or if he terminates his employment for "good reason," including a "change in control," as these terms are defined in the employment agreement, the Company will be required to pay him his base salary and benefits for one year, and all of his existing options will vest immediately. Mr. Nocco's future options will also vest upon a "change of control." If Mr. Nocco's employment is terminated by the Company with cause, the Company will be required to pay him any compensation, benefits or reimbursements accrued through the date of termination. Mr. Nocco's employment under the agreement may be terminated by the Company on 30 days' notice without cause, or immediately upon notice with cause, and may be terminated by Mr. Nocco on 60 days' notice without good reason, or immediately for good reason.

     Michael P. Presto. The Company has entered into an employment agreement with Michael P. Presto, the Company's Chief Operating Officer. The employment agreement provides for an annual base salary of $200,000. In addition, under the terms of the employment agreement, Mr. Presto will receive a minimum bonus of $100,000 in 2000. Mr. Presto was also granted options to purchase 685,164 shares of the Company's common stock at $1.33 per share under the 1999 Stock Incentive Plan (which represented 2.5% of the Company's outstanding common stock on a fully diluted basis, immediately following completion of the Company's initial public offering). If Mr. Presto's employment is terminated by the Company without "cause" or if he terminates his employment for "good reason," including a "change in control," as these terms are defined in the agreement, the Company will be required to pay him his base salary and benefits for one year, and all of his options will vest immediately. If Mr. Presto's employment is terminated by the Company with cause, the Company will be required to pay him any compensation, benefits or reimbursements accrued through the date of termination. Mr. Presto's employment under the agreement may be terminated by the Company on 60 days' notice without cause, or immediately upon notice with cause, and may be terminated by Mr. Presto on 60 days' notice without good reason, or immediately for good reason.

      Michael Barrett. The Company has entered into an employment agreement with Michael Barrett, the Company's Chief Internet and Sales Officer. The employment agreement provides for an annual base salary of $200,000. In addition, under the terms of his agreement, Mr. Barrett will receive a minimum bonus of $100,000 in 2000. Mr. Barrett was also granted options to purchase 822,196 shares of the Company's common stock at $1.33 per share under the 1999 Stock Incentive Plan (which represented 3% of the Company's outstanding common stock, on a fully diluted basis, immediately following completion of the Company's initial public offering). If Mr. Barrett's employment is terminated by the Company without "cause" or if he terminates his employment for "good reason," including a "change in control," as these terms are defined in the agreement, the Company will be required to pay him his base salary and benefits for one year, and all of his options will vest immediately. If Mr. Barrett's employment is terminated by the Company with cause, the Company will be required to pay him any compensation, benefits or reimbursements accrued through the date of termination. Mr. Barrett's employment under the agreement may be terminated by the Company on 30 days' notice without cause, or immediately upon notice with cause, and may be terminated by Mr. Barrett on 60 days' notice without good reason, or immediately for good reason.

      All of the employment agreements generally contain confidentiality provisions and covenants not to compete during the term of employment and for one year after termination of employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company's board of directors created a Compensation Committee composed solely of following outside directors: Messrs. Cohan and Loucks. During the year ended December 31, 1999, none of the Company's executive officers served:

      o as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Company's compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors);

      o as a director of another entity, one of whose executive officers served on the Company's compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors);

      o as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

      The information set forth on the following table is furnished as of March 1, 2000 (unless otherwise specified) with respect to any person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) who is known to the Company to be the beneficial owner of more than 5% of the Company's common stock, and with respect to those shares of the Company's common stock and the common stock of Imperial Bancorp, the Company's parent, beneficially owned by each of the Company's directors, certain of its executive officers, and all of its executive officers and directors as a group. None of the Company's directors or executive officers own any shares of Imperial Bancorp's 9.98% Series B Capital Securities of Imperial Capital Trust I due 2026.

                                                                                OF THE TOTAL
                                                                               NUMBER OF SHARES
                                                                               BENEFICIALLY OWNED,
                                                         TOTAL AMOUNT OF       SHARES WHICH MAY       PERCENT
                                                        SHARES BENEFICIALLY       BE ACQUIRED        OF COMMON
NAME                       TITLE AND CLASS OF SECURITY     OWNED(a)             WITHIN 60 DAYS(b)    STOCK OWNED
-----------------------    ---------------------------  -------------------    ------------------    -----------
PRINCIPAL STOCKHOLDERS:
Imperial Bank..........    Company Common Stock            12,000,00(c)                    N/A             56.2%
   9920 South La Cienega    Blvd.
   Inglewood, CA  90301
DIRECTORS AND EXECUTIVE    OFFICERS:
   Thomas R. Evans.....    Company Common Stock            1,370,328(d)              1,370,328              6.0%
                           Imperial Bancorp Common Stock           -                         -                 *
   Kenneth Stern.......    Company Common Stock            3,194,252(e)                219,252             15.0%
                           Imperial Bancorp Common Stock       3,254(f)                  2,903                 *
   Brian W. Nocco......    Company Common Stock              411,298                   411,098              1.9%
                           Imperial Bancorp Common            13,263                         -                 *
   Andrew Cohan........    Company Common Stock               93,750                    93,750                 *
                           Imperial Bancorp Common Stock           -                         -                 *
   Christos Cotsakos...    Company Common Stock               75,000                         -                 *
                           Imperial Bancorp Common Stock           -                         -                 *
   George L. Graziadio,    Company Common Stock               90,000                    75,000                 *
                           Imperial Bancorp Common Stock   4,647,208(g)                640,373             10.3%
   Vernon Loucks.......    Company Common Stock               75,000                    75,000                 *
                           Imperial Bancorp Common Stock           -                         -                 *
   Lee E. Mikles.......    Company Common Stock               77,000                    75,000                 *
                           Imperial Bancorp Common            74,239(h)                 52,778                 *
   Bruce Nelson........    Company Common Stock              110,000                   110,000                 *
                           Imperial Bancorp Common Stock           -                         -                 *
DIRECTORS AND EXECUTIVE    OFFICERS AS A
   GROUP  (13 individual   Company Common Stock            7,356,553                 4,290,853             25.6%
                           Imperial Bancorp Common Stock   4,737,964                   696,054             10.5%

------------------

*  Less than 1%
(a)Information with respect to beneficial ownership is based upon information furnished by each director or officer. Except as noted below, all directors and officers have sole voting and investment power over the shares beneficially owned by them.
(b)Consists of shares deemed beneficially owned under regulations of the Securities and Exchange Commission because such shares may be acquired within 60 days after March 1, 2000, through the exercise of options granted under the 1999 Stock Incentive Plan.
(c)Based on information contained in its Schedule 13D, dated December 10, 1999, Imperial Bank beneficially owned 12,000,000 shares of the Company's common stock with sole power to vote and dispose of all such shares.
(d)Consists of 1,370,328 shares of the Company's common stock underlying presently exercisable options. For a discussion of Mr. Evans' options, see "Employment Agreements."
(e)Consists of 219,252 shares of the Company's common stock underlying presently exercisable options and 2,975,000 shares of the Company's common stock held by Beranson Holdings, Inc., a California corporation controlled by Kenneth Stern and his wife Michaella Stern (as joint tenants), with Lauren Stern (a minor and the daughter of Mr. Stern) as the only other stockholder. For a discussion of Mr. Stern's options, see "Employment Agreements."
(f)Consists of 1,749 shares of Imperial Bancorp common stock held by Beranson Holdings, Inc.; 1,154 shares of Imperial Bancorp common stock held by Kenneth Stern and Michaella Stern as joint tenants; and 352 shares held by Kenneth Stern through the Imperial Bank Employee Stock Ownership Plan.
(g)Consists of 640,373 shares of Imperial Bancorp's common stock underlying presently exercisable options; 897,314 shares directly held by Mr. Graziadio; 1,191 shares held through the Imperial Bank Employee Stock Ownership Plan; 611 shares held through Imperial Bancorp's 401(k) Plan;
   127 shares held through Imperial Bancorp's Profit Sharing Plan; and 3,107,592 shares held by Graziadio Investment Company, a California limited partnership, of which the Graziadio Investment Corp. is the general partner. Mr. Graziadio is the controlling shareholder of Graziadio Investment Corp.
(h)Consists of 52,778 shares of Imperial Bancorp's common stock underlying presently exercisable options and 21,461 shares directly held by Mr. Mikles.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Imperial Bank and Beranson Holdings, Inc., a company affiliated with Kenneth Stern, the Company's President, have from time to time made advances to the Company to bridge temporary cash shortages and fund certain capital expenditures, particularly purchases of equipment and other technology required to support the expansion of the Company's relationship with the IRS and state income tax authorities. These advances were made under lines of credit from Imperial Bank and Beranson Holdings, Inc. in the combined amount of $2.8 million and were evidenced by promissory notes bearing interest at a floating rate equal to Imperial Bank's prime rate plus 2% per annum. The Company repaid the balance of all promissory notes outstanding, together with the accrued interest, prior to completing the initial public offering.

      During the past year, the Company has received the following advances from the Company's stockholders:

     o August 1999: $1,305,600 from Imperial Bank and $326,400 from Beranson Holdings, Inc.

     o October 1999: $560,000 from Imperial Bank and $140,000 from Beranson Holdings, Inc.

      In January 1998, Imperial Bank agreed to increase its ownership interest of U.S. Audiotex LLC from 20% to 80% by purchasing a 60% membership interest, or 75% of Beranson Holdings, Inc.'s membership interest, from Beranson Holdings, Inc. for $3,010,000, of which $2,510,000 was immediately payable to Beranson Holdings, Inc. The purchase price balance of $500,000 was payable according to the following structure:

     o In order to fund the Company's cash flow needs, Imperial Bank made a capital contribution of $500,000 to the Company, bearing interest at 10% per annum, in return for a preferred membership interest.

     o Imperial Bank's preferred membership interest was subject to mandatory redemption upon the formation of Official Payments Corporation.

     o Imperial Bank was obligated to forward any redemption payments it received from the Company to Beranson Holdings, Inc. as an additional payment for its purchase of the membership interest.

      For accounting purposes, Imperial Bank's preferred membership interest was treated by the Company as a loan from Beranson Holdings, Inc. to the Company. Upon the Company's formation on August 24, 1999, the mandatory redemption of Imperial Bank's preferred membership interest was triggered and this "loan," including $82,000 of accrued interest, was repaid to Beranson Holdings, Inc. out of the proceeds of the advances made to the Company on that date by Imperial Bank and Beranson Holdings, Inc.

      Imperial Bank is one of the merchant banks the Company uses to process credit card transactions and perform traditional merchant credit card settlement services. The Company has an agreement with Imperial Bank in which Imperial Bank agrees to sponsor the Company as an independent service provider, and the Company agrees to use its best efforts to use Imperial Bank as a provider of credit card settlement services at customary market rates. Under the agreement with Imperial Bank for processing and settlement services, Imperial Bank is paid from the Company's sales revenues customary merchant discount fees usually charged for similar processing services, on a product by product basis as negotiated between the Company and Imperial Bank. Both parties have agreed to negotiate in good faith as to the discount per product. During 1998 and 1999, the Company paid Imperial Bank approximately $515,000 and $2.1 million, respectively, for performing these processing and settlement services, which represent 62% and 33%, respectively, of the total merchant discount fees paid by the Company during those periods. During 1998 and 1999, the merchant discount fees paid by the Company to Imperial Bank ranged from 1.92% to 2.68% and 1.85% to 2.73%, respectively, of the total amount paid by the consumer. The Company believes Imperial Bank is providing these services on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

     Imperial Bank has provided human resource services and other assistance to the Company. These services and assistance include payroll processing and benefits administration, including the administration of the Company's 401(k) plan and other benefit programs, and employee recruiting. Like all wholly-owned and majority-owned subsidiaries of Imperial Bank, the Company pays a pass-through charge, based on the total number of employees, for these services. During 1999, the Company paid Imperial Bank a fee of $33,000 for these services. The Company did not pay any fees to Imperial Bank for these services in 1998. The Company believes Imperial Bank is providing these services on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

      Imperial Bank guarantees the performance of the Company's obligations under six equipment leases. These leases are comprised of a master lease agreement with one lessor for five leases for various furniture and computer equipment and a separate lease agreement for network equipment. Imperial Bank will continue to guarantee the six leases until the leases expire.

      Imperial Bank and Beranson Holdings, Inc. were parties to a stockholders agreement which contains the terms of the Company's reorganization from a limited liability company to a corporation and sets forth the number and exercise price of options to be granted to Thomas R. Evans, other employees and outside directors under the 1999 Stock Incentive Plan. The stockholders agreement terminated upon completion of the Company's initial public offering.

      In August 1999, prior to his employment with the Company and in order to finance the purchase of a home in California in connection with his beginning employment with Imperial Bank, Brian W. Nocco (now the Company's Chief Financial Officer) received a $900,000 bridge loan from Imperial Bancorp, Imperial Bank's parent holding company. This loan requires monthly interest payments at an annual interest rate of Prime plus 1% and matures in August 2000, at which time the entire principal amount will be due and payable.

      The Company was originally organized as a California limited liability company (the "LLC"). In anticipation of the initial public offering, the Company merged the LLC with and into a Delaware corporation, as a result of which all the assets and liabilities of the LLC were transferred to the corporation. Prior to the merger, Imperial Bank and Beranson Holdings, Inc. were the only members of the LLC and owned membership interests representing 80% and 20%, respectively, in the LLC. Upon the merger, Imperial Bank and Beranson Holdings, Inc. held a corresponding percentage ownership interest in the Company, with Imperial Bank owning 12,000,000 shares of the Company's common stock and Beranson Holdings, Inc. owning 3,000,000 shares of the Company's common stock. Upon consummation of the sale of 512,820 shares of the Company's common stock to E*TRADE Group, Inc. on November 5, 1999, the percentage ownership interests of Imperial Bank and Beranson Holdings Inc. in the Company were reduced to 77.4% and 19.3%, respectively.

      The Company has entered into an agreement with Bruce Nelson, one of the Company's directors, pursuant to which, among other things, Mr. Nelson provides services in connection with the Company's marketing and advertising campaign, analyst and other presentations and corporate positioning strategy. This agreement is renewable on a yearly basis and provides for an annual base salary of $50,000. In connection with his services, Mr. Nelson also received options to purchase 15,000 shares of the Company's common stock at an exercise price of $1.33 per share, as well as options to purchase 20,000 shares of the Company's common stock at $15.00 per share. These options will vest over three years, one-third of which will vest after the first year and the remaining two-thirds of which will vest in equal monthly installments over the remaining two years.

      Executive officers, directors and employees of the Company may utilize the Company's credit card payment services in order to pay federal, state and/or municipal tax or other obligations in the ordinary course of business, and the Company provides these persons a discount from the convenience fee charged to unaffiliated third parties utilizing similar services.


                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a)   1.  FINANCIAL STATEMENTS

                                                             PAGE NUMBER
                                                             ------------

Independent Auditors' Report................................     F-2
Balance Sheets as of December 31, 1999 and 1998.............     F-3
Statements of Operations for the years ended December 31, 1999,
      1998 and 1997.........................................     F-4
Statements of Stockholders' Equity for the years ended Decemb
      1998 and 1997.........................................     F-5
Statements of Cash Flows for the years ended December 31, 1999
      1998, and 1997........................................     F-6
Notes to Financial Statements...............................     F-7


      2.  FINANCIAL STATEMENT SCHEDULES

      The following financial statement schedule of the Company for each of the years ended December 31, 1999, 1998 and 1997 should be read in conjunction with the Financial Statements, and related notes thereto, of the Company.


                                                             PAGE NUMBER
                                                             -----------

Schedule II--Valuation and Qualifying Accounts..............     S-1


      Schedules other than the one listed above have been omitted since they are either not required, not applicable, or the information has otherwise been included.

      3.  EXHIBITS

      The exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

(b)   REPORTS ON FORM 8-K

      No current reports on Form 8-K were filed during the last quarter of the period covered by this report.


                                 SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 2000

                                          OFFICIAL PAYMENTS CORPORATION


                                          By: /s/ Thomas R. Evans
                                              ---------------------------------
                                              Thomas R. Evans
                                              Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.

                SIGNATURE                                 TITLE
                ---------                                 -----

           /s/ Thomas R. Evans              Chairman of the Board and Chief Executive
-----------------------------------------   Officer
             Thomas R. Evans

           /s/ Brian W. Nocco               Chief Financial Officer and Director
-----------------------------------------   (Principal Financial Officer)
             Brian W. Nocco

            /s/ Kenneth Stern               President and Director
-----------------------------------------
              Kenneth Stern

          /s/ Hyunjin F. Lerner             Controller
-----------------------------------------
            Hyunjin F. Lerner

            /s/ Andrew Cohan                Director
-----------------------------------------
              Andrew Cohan

          /s/ Christos Cotsakos             Director
-----------------------------------------
            Christos Cotsakos

      /s/ George L. Graziadio, Jr.          Director
-----------------------------------------
        George L. Graziadio, Jr.

          /s/ Vernon Loucks Jr.             Director
-----------------------------------------
            Vernon Loucks Jr.

            /s/ Lee E. Mikles               Director
-----------------------------------------
              Lee E. Mikles

            /s/ Bruce Nelson                Director
-----------------------------------------
              Bruce Nelson


                             INDEX TO EXHIBITS


     EXHIBIT
       NO.                                    DESCRIPTION
------------------        ----------------------------------------------------
     2.1                  Merger Agreement, dated as of September 24, 1999, between U.S.
                          Audiotex, LLC and U.S. Audiotex Corporation incorporated by reference to Exhibit 2.1 to the Company's Registration Statement
                          on Form S-1, declared effective on November 22, 1999, and
                          amendments thereto (No. 333-87325).*

       3.1                Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on
                          Form S-1 (No. 333-87325)).*

      3.1.1               Certificate of Amendment to the Certificate of Incorporation of the
                          Registrant, filed as Exhibit 3.1.1 to the Company's Registration
                          Statement on Form S-1 (No. 333-87325).*

       3.2                Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No. 333-
                          87325).*

       4.1                Common Stock Specimen, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 333-
                          87325).*

       4.2                Stock Purchase Agreement dated as of November 3,
                          1999 between Official Payments Corporation and
                          E*TRADE Group, Inc, filed as Exhibit 4.2 to the
                          Company's Registration Statement on Form S-1 (No.
                          333-87325).*

      4.2.2               Amendment No. 1 to Stock Purchase Agreement dated as of
                          November 8,1999 among Official Payments Corporation,
                          E*TRADE Group, Inc. and Imperial Bank, filed as Exhibit 4.2.2 to the Company's Registration Statement on Form S-1 (No. 333-
                          87325).*

       4.3                Registration Rights Agreement dated as of October 15, 1999 between Imperial Bank and U.S. Audiotex Corporation, filed as
                          Exhibit 4.3 to the Company's Registration Statement on Form S-1
                          (No. 333-87325).*

       4.4                Registration Rights Agreement dated as of October 15, 1999 between Beranson Holdings, Inc. and U.S. Audiotex Corporation,
                          filed as Exhibit 4.4 to the Company's Registration Statement on
                          Form S-1 (No. 333-87325).*

       10.1               Amended Employment Agreement, dated as of September 14, 1999, by and among U.S. Audiotex Corporation, Imperial Bank and
                          Thomas R. Evans, filed as Exhibit 10.1 to the Company's
                          Registration Statement on Form S-1 (No. 333-87325).*

       10.2               Employment Agreement, dated August 24, 1999, between U.S.
                          Audiotex Corporation and Kenneth Stern, filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 333-
                          87325).*

       10.3               1999 Stock Incentive Plan, incorporated by reference to Exhibit
                          10.3 to the Company's Registration Statement on Form S-1 (No.
                          333-87325).*

      10.3.1              Amendment No. 1 to 1999 Stock Incentive Plan, incorporated by reference to Exhibit 10.3.1 to the Company's Registration Statement
                          on Form S-1 (No. 333-87325).*

       10.4               Stockholders Agreement, dated August 24, 1999, by and among
                          U.S. Audiotex Corporation, U.S. Audiotex, Inc. and Imperial Bank,
                          filed as Exhibit 10.4 to the Company's Registration Statement on
                          Form S-1 (No. 333-87325).*

       10.5               Electronic Tax Administration Memorandum of Agreement
                          between the Internal Revenue Service and U.S. Audiotex, LLC, filed as Exhibit 10.5 to the Company's Registration Statement on
                          Form S-1 (No. 333-87325).*

      10.5.1              Electronic Tax Administration Memorandum of Agreement
                          Between the Internal Revenue Service and U.S. Audiotex
                          Corporation, dated October 4, 1999, incorporated by reference to
                          Exhibit 10.5.1 to the Company's Registration Statement on Form S-
                          1 (No. 333-87325).*

       10.6               Subcontract with Novus Services, Inc., dated November 30, 1998, of the IVR Services Agreement with the California Franchise Tax
                          Board, incorporated by reference to Exhibit 10.8 to the Company's
                          Registration Statement on Form S-1 (No. 333-87325).*

       10.7               Processing Agreement, dated as of July 16, 1995, by and between
                          Imperial Bank and U.S. Audiotex LLC, incorporated by reference to
                          Exhibit 10.9 to the Company's Registration Statement on Form S-1
                          (No. 333-87325).*

       10.8               Contract with the Internal Revenue Service for Integrated Electronic
                          Filing and Payment of Individual Income Tax by Credit Card, dated
                          September 30, 1999, incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 333-
                          87325).*

       10.9               Employment Agreement, dated September 30, 1999, between U.S.
                          Audiotex Corporation and Brian Nocco, incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form
                          S-1 (No. 333-87325).*

      10.9.1 Form of Amendatory Agreement, dated as of November 1, 1999 between Brian Nocco and Official
                          Payments Corporation, incorporated by reference to Exhibit 10.11.1 to the Company's Registration
                          Statement on Form S-1 (No. 333-87325).*

      10.10               Employment Agreement, dated September 30, 1999, between U.S.
                          Audiotex Corporation and Michael Presto, incorporated by
                          reference to Exhibit 10.12 to the Company's Registration Statement
                          on Form S-1 (No. 333-87325).*

      10.11               Employment Agreement, dated September 30, 1999, between U.S.
                          Audiotex Corporation and Michael Barrett, incorporated by
                          reference to Exhibit 10.13 to the Company's Registration Statement
                          on Form S-1 (No. 333-87325).*

      10.12               Letter Agreement from Imperial Bank to E*TRADE Group, Inc, incorporated by reference to Exhibit 10.14 to the Company's
                          Registration Statement on Form S-1 (No. 333-87325).*

      10.13               Contract between National City Bank of Michigan/Illinois and U.S.
                          Audiotex Corporation, dated as of October 1, 1999, incorporated by reference to Exhibit 10.15 to the Company's Registration Statement
                          on Form S-1 (No. 333-87325).*

       23.1               Consent of KPMG LLP.

       27.1               Financial Data Schedule.

-------------
*     Previously filed




                       OFFICIAL PAYMENTS CORPORATION

                       INDEX TO FINANCIAL STATEMENTS



                                                                       PAGE
                                                                      NUMBER
                                                                      ------

Independent Auditors' Report.......................................     F-2
Balance Sheets as of December 31, 1999 and 1998....................     F-3
Statements of Operations for the years ended December 31, 1999,
  1998 and 1997....................................................     F-4
Statements of Stockholders' Equity (Deficit) for the years ended
  December 31, 1999, 1998 and 1997.................................     F-5
Statements of Cash Flows for the years ended December 31, 1999,
  1998, and 1997...................................................     F-6
Notes to Financial Statements......................................     F-7



                        INDEPENDENT AUDITORS' REPORT

To The Board of Directors and Stockholders of
Official Payments Corporation:

      We have audited the accompanying balance sheets of Official Payments Corporation as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 1999. In connection with our audit of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Official Payments Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    /s/ KPMG LLP

San Francisco, California
January 26, 2000



                       OFFICIAL PAYMENTS CORPORATION
                               BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                              DECEMBER 31,      DECEMBER 31,
                                                 1999              1998
                                              -----------      -----------

ASSETS
Current assets:
     Cash...............................      $   1,643         $    631
     Short-term investments.............         78,871               --
     Accounts receivable, net of allowance        1,135
       for doubtful accounts of $52,000
       and $5,000 in 1999 and 1998.......         1,135              554
     Prepaid expenses and other current assets      849               29
                                              ---------        ---------
          Total current assets..........         82,498            1,214
      Property and equipment, net.......          1,802              533
                                              ---------        ---------
          Total assets..................      $  84,300        $   1,747
                                              =========        =========

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
     Accounts payable...................      $     176       $      217
     Accrued merchant discount fees.....            419              212
     Accrued payroll....................            551               52
     Accrued expenses...................            931              173
     Deferred revenue...................             65               99
     Current portion of notes payable and
           obligations..................            206               69
                                              ---------        ---------
           Total current liabilities....          2,348              822
Long-term portion of notes payable and
 capital lease obligations..............            391              241
Notes payable to related party..........             --              500
                                              ---------        ---------
           Total liabilities............          2,739            1,563
                                              ---------        ---------

Stockholders' equity:
      Common stock, $.01 par value; 150,000,000
           shares authorized; 21,262,820
           and 15,000,000 shares issued and
           outstanding and as of December
           31, 1999 and 1998............            213             150
      Additional paid-in capital........        127,707            1,028
      Deferred stock compensation.......       (34,965)               --
      Accumulated deficit...............       (11,394)            (994)
                                              ---------        ---------
                  Total stockholders' equity     81,561              184
                                              ---------        ---------
             Total liabilities and stockholder $ 84,300        $   1,747
                                              =========        =========


                See accompanying notes to financial statements.




                       OFFICIAL PAYMENTS CORPORATION
                          STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                            YEARS ENDED DECEMBER 31,
                                            1999      1998       1997
                                         -------------------------------

Revenues:
     Transaction fees..............      $   8,592  $  2,076  $     935
     Other revenues................            249       293        267
                                         --------- ---------  ---------
          Total revenues...........          8,841     2,369      1,202
                                         --------- ---------  ---------
Cost of revenues:
     Cost of transaction fees......          4,263       494        259
     Cost of transaction fees to related
       party.......................          2,069       515        153
     Cost of other revenues........            204        71        284
                                         --------- ---------  ---------
          Total cost of revenues...          6,536     1,080        696
                                         --------- ---------  ---------
Gross profit.......................          2,305     1,289        506
                                         --------- ---------  ---------

Operating expenses:
     Sales and marketing...........          3,551       356        330
     Development costs.............          2,121       608        206
     General and administrative....          7,239       595        446
     Allocated expenses from related party     151        --         20
                                         --------- ---------  ---------
          Total operating expenses.         13,062     1,559      1,002
                                         --------- ---------  ---------
Loss from operations...............        (10,757)     (270)      (496)
Other income (expense), net........            357       (55)        (6)
                                         --------- ---------  ---------
Net loss...........................       (10,400) $    (325) $    (502)
                                         ========= =========  =========

Basic and diluted net loss per share     $  (0.66) $   (0.02) $   (0.03)
                                         ========= =========  =========

Shares used in computing basic and diluted
net loss per share.................        15,677     15,000     15,000
                                         ========= =========  =========



                See accompanying notes to financial statements.




                       OFFICIAL PAYMENTS CORPORATION
                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                               (IN THOUSANDS)


                                                                                      NOTE                         TOTAL
                                        COMMON STOCK   ADDITIONAL     DEFERRED     RECEIVABLE                    STOCKHOLDERS'
                                        -------------   PAID-IN        STOCK       FROM STOCK-    ACCUMULATED      EQUITY
                                        SHARES AMOUNT   CAPITAL    COMPENSATION     HOLDER         (DEFICIT)      (DEFICIT)
                                        ------ ------  ----------  ------------    -----------    -----------    -------------
Balance at December 31, 1996......      15,000 $  150   $   506     $    --        $    (500)     $   (167)         $   (11)
Distribution of note receible
    stockholder...................          --     --       (98)         --               --            --              (98)
Repayment of note receivable......          --     --        --          --              500            --              500
Services performed by
stockholder.......................          --     --        20          --               --            --               20
Net income (loss).................          --     --        --          --               --          (502)            (502)
                                        ------ -------  -------    ------------    -----------    -----------   --------------
Balance at December 31, 1997.......     15,000    150       428          --               --          (669)             (91)
Capital contribution...............         --     --       600          --               --            --              600
Net (loss).........................         --     --        --          --               --          (325)            (325)
                                        ------ -------  -------    ------------    -----------    -----------   --------------

Balance at December 31, 1998.......     15,000    150     1,028          --               --          (994)             184
Deferred stock compensation........         --     --    42,905     (42,905)              --            --               --
Amortization of stock-based
    compensation...................         --     --        --       7,940               --            --            7,940
Services performed by
stockholder........................         --     --       118          --               --            --              118
Issuance of common stock...........        513      5     4,995          --               --            --            5,000
IPO proceeds, net of issuance
costs of $7,532....................      5,750     58    78,661          --               --            --           78,719
Net income (loss)..................         --     --        --          --               --       (10,400)         (10,400)
                                        ------ -------  -------    ------------    -----------    -----------   --------------

Balance at December 31, 1999.......     21,263 $  213  $127,707    $(34,965)       $      --      $(11,394)     $    81,561
                                        ====== =======  =======    ============    ===========    ===========   ==============




              See accompanying notes to financial statements.



                       OFFICIAL PAYMENTS CORPORATION
                          STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)


                                                                   YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                 1999        1998       1997
                                                              ----------  ---------  ----------
OPERATING ACTIVITIES:
      Net income (loss)....................................   $ (10,400)  $   (325)   $  (502)
      Adjustments to reconcile net income
          (loss) to net cash provided by (used in)
          operating activities:
                 Depreciation and amortization.............         288         57         29
                 Bad debt expense..........................          47          5         --
                 Amortization of stock-based stock
                 compensation..............................       7,940         --         --
                 Services performed by related party.......         118         --         20
                 Changes in operating assets and
                  liabilities:
                        Accounts receivable................        (628)      (294)      (101)
                        Prepaid expenses and other assets..        (820)        25        (35)
                        Accounts payable and accrued
                        expenses...........................       1,423        250        235
                        Deferred revenue...................         (34)        37         31
                                                               ---------   --------   --------
                               Net cash (used in investing
                               activities..................      (2,066)      (245)      (323)

INVESTING ACTIVITIES:
      Purchase of short-term investments...................     (78,871)        --         --
      Capital expenditures.................................      (1,054)         0       (139)
                                                               ---------   --------   --------
                               Net cash (used in operating
                               activities..................     (79,925)      (298)      (139)

FINANCING ACTIVITIES:
      Proceeds from sale of common stock...................      83,719         --         --
      Capital contribution.................................          --        600         --
      Repayment of notes payable to related party..........      (3,300)        --         --
      Notes payable to related party.......................      (2,800        500         --
      Repayment of notes payable and capital leases........        (216)      (108)       (77)
      Repayment of  note receivable from shareholder.......          --         --        500
                                                               ---------   --------   --------
                               Net cash provided by financing
                               activities..................      83,003        992        423
                                                               ---------   --------   --------
      Net increase (decrease) in cash......................       1,012        449        (39)
      Cash at the beginning of the year....................         631        182        221
                                                               ---------   --------   --------
      Cash at the end of the year..........................    $  1,643    $   631    $   182
                                                               =========   ========   ========
      Supplemental disclosure of noncash activity:
                  Deferred stock compensation..............    $ 42,905         --         --
                                                               =========   ========   ========
                  Interest paid............................    $    185    $    38    $    46
                                                               =========   ========   ========
                  Taxes paid...............................    $    138    $    73    $    60
                                                               =========   ========   ========
                  Assets acquired through capital leases...    $    503    $    41    $    --
                                                               =========   ========   ========




                See accompanying notes to financial statements.



                       OFFICIAL PAYMENTS CORPORATION
                       NOTES TO FINANCIAL STATEMENTS


1.    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

      Official Payments Corporation (the "Company") was formed as U.S. Audiotex, LLC, a California limited liability company (the "LLC"), on June 26, 1996. U.S. Audiotex Corporation, a Delaware corporation (the "Corporation"), was formed on August 24, 1999. Effective September 30, 1999, the LLC merged with and into the Corporation. On October 20, 1999, the Company changed its name to Official Payments Corporation. On November 23, 1999, the Company commenced the initial public offering of its common stock, which was completed on November 29, 1999 after the Company had sold 5,750,000 shares of common stock at $15.00 per share, resulting in gross proceeds from the initial public offering of $86.2 million. Imperial Bank, a California State chartered bank and wholly owned subsidiary of Imperial Bancorp, beneficially owns approximately 56% of the outstanding common stock of the Company. The Company provides credit card payment options for consumers to pay their personal federal and state income taxes, sales and use taxes, property taxes and fines for traffic violations and parking citations.

USE OF ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. Actual results could differ from those estimates.

CASH AND RESTRICTED CASH

      Cash consists of demand deposits and money market funds.

      In December 1999, the Company entered into a letter of credit agreement to secure a facilities operating lease. As part of this agreement, the Company is required to hold a certificate of deposit as a form of security for the letter of credit. As of December 31, 1999, the certificate of deposit amounted to $138,000, and this amount is included in cash.

INVESTMENTS

      As of December 31, 1999, the Company had investments of $78.9 million. The Company classifies its investments as "available-for-sale." Financial instruments classified as investments include government securities and commercial paper, with remaining maturity dates of less than six months. Such investments are recorded at fair value based on quoted market prices, with unrealized gains and losses recorded as other comprehensive income (loss) until realized.

CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of accounts receivable. The Company performs ongoing credit evaluations of its government clients and generally does not require collateral. Uncollectible accounts have been insignificant to date. The Company had no client that accounted for greater than 10% of accounts receivable at December 31, 1999 and 1998.

     In the year ended December 31, 1999 transaction fees from IRS payments accounted for 49% of total revenues. The Company's agreement with the IRS covered credit card payments for 1998 tax returns filed during the 1999 filing season. The agreement was renewed for an additional one-year period by mutual consent of both parties.

      In 1999, duplicate transactions by consumers and processing errors resulted in overpayment to the Internal Revenue Service. The Internal Revenue Service acknowledged overpayments and agreed to reimburse the Company. As of December 31, 1999, the Internal Revenue Service owed the Company approximately $110,000.

FINANCIAL INSTRUMENTS

      The Company's financial instruments, including cash, investments, accounts receivable, accounts payable, and long-term debt are carried at cost which approximates fair market value.

CAPITALIZED SOFTWARE

      Costs related to the research and development of new software products and enhancements to existing software products are expensed as incurred until technological feasibility (in the form of a working model) of the product has been established, at which time such costs are capitalized, subject to expected recoverability. As of December 31, 1999, the Company has capitalized approximately $200,000. The Company amortizes this cost on a straight line basis over an estimated useful life of three years, which is determined to be the greater of the amount computed using the straight-line method and the ratio that current gross revenues from the capitalized software bear to current and anticipated future revenues from the capitalized software. The net book value of capitalized software is approximately $94,000 as of December 31, 1999.

PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the property and equipment, generally three years for purchased software and office equipment and five years for furniture and fixtures and interactive voice response systems. Leasehold improvements are amortized using the straight-line method over the shorter of the respective lease term or the estimated useful life of the asset.

IMPAIRMENT OF LONG-LIVED ASSETS

      The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

STOCK-BASED COMPENSATION

      The Company uses the intrinsic value method of accounting for all of its employee stock-based compensation plans. Expense associated with stock-based compensation is being amortized on a straight- line basis over the vesting period of the individual award consistent with the method described in Accounting Principles Board (APB) Opinion No. 25.

COMPREHENSIVE INCOME (LOSS)

      The Company has no components of other comprehensive income (loss).

REVENUE RECOGNITION

      Transaction fees are derived from convenience fees paid by consumers for credit card payment services provided by the Company. Convenience fees are charged based on the amount of the payment processed and the type of payment. Revenue is recognized in the month the services are provided.

      Other revenues consist of the sale of customized systems which include implementation services, training and post contract support related to these system sales. As vendor specific objective evidence does not exist for each element of the contract, revenues are recognized, under the completed contract method, upon customer acceptance of the software which occurs after installation of the system and the completion of training. Maintenance revenues are deferred based on vendor specific objective evidence and recognized ratably over the contractual term of the maintenance agreement, generally one year.

ACCOUNTING FOR INCOME TAXES

      Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not.

      The Company had elected to be treated as a partnership for tax purposes for the period the Company was operating as a limited liability company (LLC). Effective September 30, 1999, the Company as a limited liability company, merged with and into the Subchapter C Corporation now doing business as Official Payments Corporation. Net operating losses incurred prior to September 30, 1999 are not available to reduce future income subject to income taxes as they flowed through to the LLC members.

ADVERTISING EXPENSE

      The cost of advertising is expensed as incurred. Such costs are included in selling and marketing expense and totaled approximately $69,000, $28,000, and $28,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

NET INCOME (LOSS) PER SHARE

      Basic net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential common shares from options to purchase common stock using the treasury stock method.

      The following table presents the calculation of basic and diluted net loss per common share as of December 31 (in thousands, except share and per share data):


                                                    1999            1998          1997
                                                  ---------       --------     ---------
Net loss......................................    $ (10,400)      $   (325)     $     (502)
                                                  ---------      --------      -----------
Weighted-average shares used in computing basic
      and diluted net loss per common share...    15,677,000      15,000,000    15,000,000
                                                  =========       ========      ==========
Basic and diluted net loss per common share...    $   (0.66)      $  (0.02)     $    (0.03)
                                                  =========       ========      ==========

      Basic and diluted net loss per share are computed using the weighted average number of outstanding shares of common stock. Net loss per share for the year ended December 31, 1999 does not include the effect of approximately 6,146,743 stock options with a weighted average exercise price of $4.66 per share because its effects are anti-dilutive.


UNAUDITED PRO FORMA NET INCOME PER SHARE

      The following table presents the calculation of basic and diluted net loss per common share assuming that the Company's IPO occurred at the beginning of the current fiscal year. The pro forma net loss does not consider adjustments to net interest income which would have resulted from the increase of cash and cash equivalents in the beginning of the period. (Amounts are presented in thousands, except share and per share amounts):


                                                          Year Ended
                                                          December 31,
                                                             1999
                                                          -----------

Pro-forma net loss....................................    $   (10,400)
                                                          -----------
Weighted-average pro-forma shares used in computing basic
   and diluted net loss per common share..............     21,263,000
                                                          ===========
Pro-forma basic and diluted net loss per common share.    $     (0.49)
                                                          ===========

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. Because the Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operations or cash flows. The Company will be required to adopt SFAS No. 133 in fiscal 2001.

2.    FINANCIAL STATEMENT COMPONENTS

INVESTMENTS

      The following is a summary of available for sale securities (in thousands):


                                                       DECEMBER 31, 1999
                                                   -------------------------
                                                   AMORTIZED COSTFAIR VALUE
                                                   -----------   -----------

Commercial paper................................   $    78,859   $    78,859
Government money market fund....................            12            12
                                                   -----------   -----------

                                                   $    78,871   $    78,871
                                                   ===========   ===========

Included in short-term investments..............   $    78,871   $    78,871
                                                   -----------   -----------

                                                   $    78,871   $    78,871
                                                   ===========   ===========



      The following is a summary of contractual maturities of the Company's available for sale securities as of December 31 (in thousands):


                                             1999
                                           --------
Amount maturing within one year.........   $  78,871
Amount maturing greater than one year...         --
                                           --------
Securities available for sale...........   $  78,871
                                           ========

PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following as of December 31 (in thousands):


                                             1999      1998
                                           --------  --------
Computer Equipment......................   $  1,836   $   768
                                           --------  --------
Furniture and fixtures..................        485        66
                                              2,321       834
Less:  Accumulated depreciation and
  amortization..........................        519       301
                                           --------  --------
                                           $  1,802  $    533
                                           ========  ========

      Certain computer equipment, software and office equipment are recorded under capital leases that aggregated $567,000 and $64,000 as of December 31, 1999 and 1998, respectively. Accumulated amortization on the assets recorded under capital leases aggregated $62,000 and $20,000 as of December 31, 1999 and 1998, respectively.

AMORTIZATION OF STOCK-BASED COMPENSATION

      Amortization of stock-based compensation consists of the following in the year ended December 31 (in thousands):


                                             1999
                                           --------
Sales and marketing.....................   $   2,250
Development costs.......................      1,089
General and administrative..............      4,601
                                           $  7,940
                                           ========


OTHER INCOME (EXPENSE), NET

      Other income (expense), net, consists of the following (in thousands):


                                   YEARS ENDED DECEMBER 31,
                                 ----------------------------
                                   1999      998       1997
                                 --------- --------  --------
Interest income...............   $      46  $  16     $  66
Interest expense..............        (135)   (38)      (44)
Other income (expense)........          24    (33)      (28)
                                 --------- --------  --------
                                 $     357  $ (55)    $  (6)
                                 ========= ========  ========



3.    DEBT AND OTHER COMMITMENTS

      The Company leases certain equipment under capital leases, extending through 2003. Notes payable were as follows (in thousands):


                                              YEARS ENDED
                                              DECEMBER 31,
                                           ------------------
                                             1999      1998
                                           --------  --------
Line of credit..........................   $     --  $    151
Term loan...............................         --       121
Capital lease obligation................        597        38
                                           --------  --------
                                                597       310
Less current portion....................        206        69
                                           --------  --------
Notes payable, less current portion.....   $    391  $    241
                                           ========  ========


      The Company is in compliance with all financial covenants under these leases as of December 31, 1999.

      Future minimum debt and capital lease payments as of December 31, 1999 were as follows (in thousands):


YEAR ENDING DECEMBER 31,

2000....................................         $    206
2001....................................              200
2002....................................              163
2003....................................              132
                                                 --------
Total minimum lease payments............              701
Less:  Amount representing imputed
           interest.....................              104
                                                 --------
Present value of minimum lease payments.              597
Less:  current portion..................              206
                                                 --------
Minimum lease payments, less current portion     $    391
                                                 ========


      Future minimum lease payments under non-cancellable operating leases as of December 31, 1999 were as follows (in thousands):


YEAR ENDING DECEMBER 31,

2000....................................         $    201
2001....................................              224
2002....................................              229
2003....................................              235
2004....................................              240
Thereafter..............................              162
                                                 --------
Total minimum lease payments under operating
leases..................................         $  1,291
                                                 ========


      Rental expense under operating leases for the years ended December 31, 1999, 1998 and 1997 was $206,000, $75,000, and $64,000, respectively.

4.    STOCKHOLDERS' EQUITY

      In January 1998, Imperial Bank for $3,010,000 purchased 9 million shares of common stock or 75% of the 12 million shares of common stock in the Company owned by Beranson Holdings, Inc. In addition, Imperial Ventures, a wholly owned subsidiary of Imperial Bank, transferred its 3 million shares of common stock in the Company to Imperial Bank.

      Imperial Bank and Beranson Holdings were the holders of 80% and 20% of the Company's common stock, respectively, as of December 31, 1998.

      In August 1999, the Company issued 2,400 shares of common stock to Imperial Bank for an aggregate consideration of $8.00 and 600 shares of common stock to Beranson Holdings for an aggregate consideration of $2.00. In connection with the merger of U.S. Audiotex, LLC into U.S. Audiotex Corporation, the limited liability company interests of Imperial Bank and Beranson Holdings in U.S. Audiotex, LLC were exchanged for 11,997,600 and 2,999,400 shares of the Company's common stock, respectively. Share information has been restated for all periods presented to reflect a three-for-one stock split.

      In November 1999, the Company sold to E*Trade Group, Inc. (E*TRADE) 512,820 shares of common stock at a price of $9.75 per share for a total consideration of approximately $5 million.

      On November 29, 1999, the Company completed the initial public offering of its common stock. The Company sold 5,750,000 shares of common stock, including 750,000 shares sold in connection with the exercise of the underwriters' over-allotment option. The initial public offering price was $15.00 per share for an aggregate initial public offering of $86.2 million. The Company paid a total of $6.0 million in underwriting discounts and commissions and approximately $1.5 million has been incurred for other offering expenses. After deducting the underwriting discounts and commissions and the offering expenses the estimated net proceeds to the Company from the offering were approximately $78.7 million.

STOCK SPLIT

      In October 1999, the Company's Board of Directors authorized a three-for-one split of all the outstanding shares of the Company's common stock. Shares and per share information has been restated for all periods presented to give effect to this stock split.

1999 STOCK INCENTIVE PLAN

      The Company's Board of Directors adopted the 1999 Stock Incentive Plan (the Incentive Plan) in August 1999. The Incentive Plan provides for the grant of nonstatutory stock options to employees or outside directors. A total of 6,900,000 shares of the Company's common stock are reserved for issuance under the Incentive Plan, 900,000 of which are available for grants to outside directors.

      Options granted under the Incentive Plan may be designated as incentive stock options or nonqualified stock options at the discretion of Company's Board of Directors, with exercise prices for incentive stock options of not less than the fair value of the underlying stock at the date of grant. Options granted under the Incentive Plan vest annually over a maximum three-year period and expire ten years from the date of grant.

      The Company uses the intrinsic value method to account for the Incentive Plan. Accordingly, compensation cost is recognized for stock options when, on the date of grant, the current market value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. In the year ended December 31, 1999, the Company recorded deferred compensation expense of approximately $42.9 million for options granted to employees to purchase approximately 4,654,923 shares of the Company's common stock.

      A summary of the Company's stock plans is as follows for the year ended December 31, 1999:


                                                                1999
                                                  --------------------------------
                                                                        WEIGHTED-
                                                                         AVERAGE
                                                      SHARES         EXERCISE PRICE
                                                  --------------     ---------------

Outstanding at beginning of period                            --     $         --
      Granted at fair value....................        1,495,820     $      15.12
      Granted at less than fair value..........        4,654,923     $       1.33
      Exercised................................               --     $         --
      Forfeited................................               --     $         --
                                                  --------------
Outstanding at end of period...................        6,150,743     $       4.68
                                                  ==============
Exercisable at end of period...................          685,161     $       1.33
                                                  ==============
Weighted-average fair value of options granted
     during the period at fair value.................................$       9.72

Weighted-average fair value of options granted during
      the period at less than fair value............................ $      10.24


      The following table summarizes information about stock options outstanding as of December 31, 1999:


                                      OUTSTANDING                       EXERCISABLE
                         --------------------------------------   ------------------------
                                        WEIGHTED-
                                         AVERAGE      WEIGHTED-                   WEIGHTED-
                                        REMAINING     AVERAGE                      AVERAGE
                           NUMBER OF   CONTRACTUAL    EXERCISE     NUMBER OF      EXERCISE
RANGE OF EXERCISE PRICES    SHARES     LIFE (YEARS)     PRICE         SHARES        PRICE
------------------------ ----------   -------------  ----------   ------------   ---------
$ 1.33 - $  2.00.....     4,654,923       9.30         $ 1.33       685,161        $1.33
$15.00 - $30.00......     1,488,820       9.90         $15.00         --            --
$33.12 - $45.66......         7,000       9.97         $40.29         --            --
                         ----------                               ------------
                          6,150,743       9.45         $ 4.68       685,161        $1.33
                         ==========                               ============


ACCOUNTING FOR STOCK-BASED COMPENSATION

      The Company uses the intrinsic value-based method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option.

      Had compensation cost been determined in accordance with the fair value approach set forth by SFAS No. 123 for all of the Company's stock-based compensation plans, net loss and net loss per share would have been as follows (in thousands, except per share data):



                                              YEARS ENDED DECEMBER 31,
                                          ----------------------------------
                                            1999        1998        1997
                                          ----------------------------------
Net loss:
      As reported.........................$  (10,400)  $ (325)    $  (502)
      Pro forma...........................$  (12,824)  $ (325)    $  (502)
Basic and diluted net loss per share:.....
      As reported.........................$    (0.66)  $(0.02)    $ (0.03)
      Pro forma...........................$    (0.82)  $(0.02)    $ (0.03)


      For all option grants that were granted prior to the Company's initial public offering in November 1999, the fair value of these options was determined using the minimum value method, which assumes no volatility, and the following weighted-average assumptions: no dividend yield, risk-free interest rate of 5%, and expected lives of 4 years. The fair value for the options granted subsequent to the Company's initial public offering was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: no dividend yield, expected volatility of 85%, risk-free interest rate of 5%, and expected lives of 4 years.


5.    INCOME TAXES

      The 1999 and 1998 income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax income as a result of the following:


                                                             December 31,
                                                        ----------------------
                                                           1999        1998
                                                        ----------  ----------
Federal tax at statutory rate......................    $(3,535,500) $       --
State taxes, net of federal income tax benefit.....            500          --
NOLs and temporary differences.....................        825,300          --
Permanent differences..............................      2,709,700          --
                                                        ----------  ----------
Total tax expense..................................    $       --   $       --
                                                       ==========   ==========

      The types of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are set out below.


                                                            December 31,
                                                       -----------------------
                                                          1999         1998
                                                       -----------  ----------
Deferred tax assets:
   Accruals and reserves...........................    $   304,600  $       --
   State income taxes..............................            300          --
   Other...........................................             --          --
   Net operating loss (January 1, 1999 through
     December 31,1999).............................        689,100          --
   Net operating loss - LLC (January 1, 1999 through
     September 30, 1999)...........................       (278,600)         --
                                                       -----------  ----------
Gross deferred tax assets..........................        715,400          --
Valuation allowance................................       (662,700)         --
                                                       -----------  ----------
Total deferred tax assets..........................         52,700          --
Deferred tax liabilities:
   Plant and equipment.............................        (52,700)         --
                                                       -----------  ----------
Total deferred tax liabilities.....................        (52,700)         --
                                                       -----------  ----------
Net deferred tax assets............................    $        --  $       --
                                                       ===========  ==========

      The permanent differences of $2.7 million is the result of the amortization of stock-based compensation in the amount of $7.9 million in 1999. The Company has a gross deferred tax asset of $715,000 as of December 31, 1999, consisting primarily of net operating loss carryforwards. The deferred tax asset was fully offset by valuation allowance. A full valuation allowance has been recorded against the deferred tax assets as a result of uncertainties regarding their realization.

      The Company has net operating loss carryforwards for federal and California income tax purposes of approximately $1,069,000 and $534,000, respectively, available to reduce future income subject to income taxes. The Company can carryforward the net operating loss arising from the Subchapter C Corporation period, which began October 1, 1999. For the period the Company operated as a limited liability company, the Company had elected to be treated as a partnership for tax purposes. Therefore, net operating losses incurred as a flow-through entity prior to September 30, 1999 are not available to reduce future income subject to income taxes.

      The federal net operating loss carryforward expires in 2019. The California net operating loss carryforward expires in 2004.

      The U.S. Tax Reform Act of 1986 contains provisions that limit the net operating loss carryforwards available to be used in any given year upon the occurrence of certain events, including a significant change of ownership.

6.    SEGMENT INFORMATION

      The Company has adopted the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in fiscal 1999. SFAS No. 131 supercedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, and establishes standards for reporting information about operating segments, products and services, geographic areas, and major customers. The method for determining which information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

      The Company operates in a single operating segment. The Chief Executive Officer ("CEO") has been identified as the Chief Operating Decision Maker because he has final authority over resource allocation decisions and performance assessment. The CEO reviews financial information by disaggregated revenues by product for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is consistent with the information presented in the accompanying statements of operations.


                                        YEARS ENDED DECEMBER 31,
                                     ------------------------------
                                       1999       1998      1997
                                     ---------  --------- ---------
Revenues by product are:
      Transaction fees:
           Federal................   $   4,343  $      -- $      --
           State..................         557         --        --
           Local..................       3,692      2,076       935
      Other revenues..............         249        293       267
                                     ---------  --------- ---------
      Total revenues..............   $   8,841  $   2,369 $   1,202
                                     =========  ========= =========

7.    RELATED PARTY TRANSACTIONS

      In January 1998, Imperial Bank increased its ownership interest of U.S. Audiotex LLC from 20% to 80% by purchasing a 60% membership interest, or 75% of Beranson Holdings, Inc.'s membership interest, from Beranson Holdings, Inc. for $3,010,000, of which $2,510,000 was immediately payable to Beranson Holdings, Inc. Upon the Company's formation on August 24, 1999, the balance of $500,000 and $82,000 of accrued interest, was paid to Beranson Holdings, Inc.

      In 1999 Imperial Bank and Beranson Holdings, Inc. made advances to the Company under lines of credit in the combined amount of $2.8 million which bears interest at a floating rate equal to Imperial Bank's prime rate plus 2% per annum. The Company repaid the balance of all amounts outstanding, together with the accrued interest, prior to completing the initial public offering.

      Imperial Bank is one of the merchant banks the Company uses to process credit card transactions and perform traditional merchant credit card settlement services. During 1999, 1998 and 1997, the Company paid Imperial Bank approximately $2.1 million, $515,000 and $153,000, respectively, for performing these processing and settlement services, which represent 33%, 51% and 37%, respectively, of the total merchant discount fees paid by the Company during those periods.

      Imperial Bank has provided other services to the Company. These services included payroll processing, benefits administration and employee recruiting. During 1999, the Company paid Imperial Bank a fee of $151,000 for these services. The Company did not pay any fees to Imperial Bank for these services in 1998. The Company believes Imperial Bank is providing these services on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

      Imperial Bank guarantees the performance of the Company's obligations under six equipment leases. These leases are comprised of a master lease agreement with one lessor for five leases for various furniture and computer equipment and a separate lease agreement for network equipment. Imperial Bank will continue to guarantee the six leases until the leases expire.

8.    SIGNIFICANT EMPLOYMENT AGREEMENTS

      In August 1999, the Company entered into an employment agreement with Thomas R. Evans, the Chairman and Chief Executive Officer. The employment agreement as amended as of September 14, 1999 provides for an annual base salary of $200,000 and a one-time bonus of $500,000. Mr. Evans was granted options to purchase 1,370,328 shares of common stock at $1.33 per share. The Company may exercise a repurchase right at any time during the 30-day period following Mr. Evans' termination of employment for reasons other than death, disability or a change in control. The Company's repurchase right will expire with respect to one-third of the 1,370,328 option shares on the first anniversary of his employment date. Thereafter, the Company's right will expire on a cumulative basis with respect to 38,064 shares per month during the next 24 consecutive months.

      Under the terms of the employment agreement, Imperial Bank has guaranteed that the value (as defined in the agreement) of Mr. Evans' 1,370,328 options will be worth $10.0 million based upon the number of options vested on or before the third anniversary of the date of the agreement, or Imperial Bank will pay Mr. Evans an amount equal to the difference between $10.0 million and the highest value of the vested options on or before the third anniversary. As part of the $42.9 million in deferred stock compensation recorded by the Company in the year ended December 31, 1999 the Company recorded $10.0 million of deferred stock compensation based upon this guarantee. This $10.0 million of deferred stock compensation is being amortized on a straight-line basis over the vesting period of the options which is 36 months.

      In August 1999, the Company entered into an employment agreement with Kenneth Stern, pursuant to which Mr. Stern has agreed to serve as the Company's President and a member of the board of directors until August 23, 2006. The employment agreement provides for an annual base salary of $215,000 and a minimum annual bonus of $100,000. Mr. Stern has the right to take early retirement at any time after the third anniversary of the date of the agreement, upon which the Company would be required to pay him his base salary and bonus through August 23, 2006.

      In September 1999, the Company entered into an employment agreement with Brian W. Nocco, pursuant to which Mr. Nocco has agreed to serve as the Company's Chief Financial Officer and a member of the Company's board of directors. The employment agreement provides for an annual base salary of $200,000, and a minimum annual bonus of $100,000 in 2000. In addition, the Company has a written agreement to grant Mr. Nocco options to purchase up to 0.5% of the common stock outstanding, on a fully diluted basis, immediately following completion of the Company's initial public offering, including the options described in the immediately preceding sentence. These additional options would be granted to Mr. Nocco on the earliest to occur of the following future dates:

     o    November 1, 2000;

     o the date the Company's Chairman and Chief Executive Officer determines Mr. Nocco has achieved certain pre-determined performance goals; or

     o the date the Company signs a definitive agreement that would result in a "change in control."

One-half of these options would be granted with an exercise price of $1.33 per share, and the balance would be granted with an exercise price equal to $15.00. These options would become fully exercisable within three years after the date of grant. If Mr. Nocco's employment is terminated by the Company without "cause" or if he terminates his employment for "good reason," including a "change in control," as these terms are defined in the written employment agreement, the Company will be required to pay him his base salary and benefits for one year, and all of his existing stock options will vest immediately.

      In September 1999, the Company entered into an employment agreement with Michael P. Presto, pursuant to which Mr. Presto has agreed to serve as the Company's Chief Operating Officer. The employment agreement provides for an annual base salary of $200,000, and a minimum annual bonus of $100,000 in 2000. If Mr. Presto's employment is terminated by the Company without "cause" or if he terminates his employment for "good reason," including a "change in control," as these terms are defined in the written employment agreement, the Company will be required to pay him his base salary and benefits for one year, and all of his existing stock options will vest immediately.

      In September 1999, the Company entered into an employment agreement with Michael Barrett, pursuant to which Mr. Barrett has agreed to serve as the Company's Chief Internet and Sales Officer. The employment agreement provides for an annual base salary of $200,000, and a minimum annual bonus of $100,000 in 2000. If Mr. Barrett's employment is terminated by the Company without "cause" or if he terminates his employment for "good reason," including a "change in control," as these terms are defined in the written employment agreement, the Company will be required to pay him his base salary and benefits for one year, and all of his existing stock options will vest immediately.

9.    SUBSEQUENT EVENTS

      In January 2000, the Company entered into an agreement to lease for five years, a commercial office space in Stamford, Connecticut, starting in May 2000. The annual lease commitment is approximately $331,000. This new leased space will replace the Company's current New York, New York offices.



                       OFFICIAL PAYMENTS CORPORATION
                                SCHEDULE II
                     VALUATION AND QUALIFYING ACCOUNTS
                YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                   BALANCE AT
                                         BALANCE AT                                 END OF
CLASSIFICATION                           BEGINNING OF   COSTS AND  WRITE-OFFS    CLASSIFICATION
                                          PERIOD        EXPENSES   DEDUCTIONS        PERIOD
                                         -----------  -----------  ----------    --------------
Year ended December 31, 1999 Allowance
     for doubtful accounts..........         $5,000       $47,000      $--           $52,000
Year ended December 31, 1998 Allowance
     for doubtful accounts..........             --         5,000       --             5,000
Year ended December 31, 1997 Allowance
     for doubtful accounts..........             --            --       --                --