Form 10-Q
period 2000-03-31
OFFICIAL PAYMENTS CORP
filed 2000-05-12
CIK 1094998

------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

                                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________

                      Commission File Number 000-28187


                       OFFICIAL PAYMENTS CORPORATION
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                     Delaware                           52-2190781
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)         Identification Number)


Three Landmark Square
Stamford, CT                                                  06901-2501
------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


                               (203) 356-4200
------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


2333 San Ramon Valley Boulevard, Suite 450, San Ramon, CA 94583
------------------------------------------------------------------------------
      (Former Name, Former Address and Former Fiscal Year, if Changed
                            Since Last Report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X   No___


           As of May 4, 2000, 21,337,820 shares of the registrant's common stock were issued and outstanding.


------------------------------------------------------------------------------


                       OFFICIAL PAYMENTS CORPORATION
                                 FORM 10-Q
                    FOR THE QUARTER ENDED MARCH 31, 2000
                             TABLE OF CONTENTS



  ITEM                                                            PAGE NUMBER
----------                                                        -----------

                       PART I: FINANCIAL INFORMATION

Item 1.       Financial Statements..................................    3

              Condensed Balance Sheets as of March 31, 2000
                December 31, 1999...................................    3

              Condensed Statements of Operations for the three-
                month periods ended March 31, 2000 and 1999.........    4

              Condensed Statements of Cash Flows for the three-month
                periods ended March 31, 2000 and 1999...............    5

              Notes to the Condensed Financial Statements...........    6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................   10

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk...........................................   17


                         PART II: OTHER INFORMATION

Item 1.       Legal Proceedings.....................................   18

Item 2.       Changes in Securities and Use of Proceeds.............   18

Item 3.       Defaults Upon Senior Securities.......................   18

Item 4.       Submission of Matters to a Vote of Security
              Holders...............................................   18

Item 5.       Other Information.....................................   18

Item 6.       Exhibits and Reports on Form 8-K......................   19

Signatures..........................................................   20

Index to Exhibits




                                   PART I
                           FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                       OFFICIAL PAYMENTS CORPORATION
                          CONDENSED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                (UNAUDITED)



                                                                MARCH 31,        DECEMBER 31,
                                                                  2000               1999
                                                                ---------        ------------

ASSETS
Current assets:
  Cash .............................................            $   1,613          $   1,643
  Short-term investments............................               72,230             78,871
  Accounts receivable, net..........................                1,014              1,135
  Prepaid expenses..................................                1,135                465
  Other current assets..............................                  395                384
                                                                 --------          ---------
    Total current assets............................               76,387             82,498
Property and equipment, net.........................                4,261              1,802
Other assets........................................                  289                  -
                                                                ---------          ---------
    Total assets....................................            $  80,937          $  84,300
                                                                =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................            $     479          $     176
  Accrued expenses..................................                2,854              1,901
  Deferred revenue..................................                   89                 65
  Current portion of notes payable and capital lease
     obligations....................................                  218                206
                                                                ---------          ---------
    Total current liabilities.......................                3,640              2,348
Notes payable and capital lease obligations.........                  372                391
                                                                ---------          ---------
    Total liabilities...............................                4,012              2,739
                                                                ---------          ---------

Stockholders' equity:
  Common stock, $.01 par value; 150,000,000 shares
    authorized; 21,337,820 and 21,262,820 shares
    issued and outstanding as of March 31, 2000
    and December 31, 1999, respectively.............                  213                213
  Additional paid-in capital........................              128,823            127,707
  Deferred stock-based compensation.................              (31,767)           (34,964)
  Accumulated deficit...............................              (20,344)           (11,395)
                                                                ---------          ---------
          Stockholders' equity......................               76,925             81,561
                                                                ---------          ---------
      Total liabilities and stockholders' equity....            $  80,937          $  84,300
                                                                =========          =========

         See accompanying notes to condensed financial statements.



                       OFFICIAL PAYMENTS CORPORATION
                     CONDENSED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                (UNAUDITED)


                                                                      THREE MONTHS ENDED MARCH 31,
                                                                  -----------------------------------
                                                                         2000              1999
                                                                     ----------         ----------

Revenues:
  Transaction fees..................................                 $   1,656         $     728
  Other revenues....................................                       168               102
                                                                     ---------         ---------
      Total revenues................................                     1,824               830
                                                                     ---------         ---------
Cost of revenues:
  Cost of transaction fees..........................                       946               181
  Cost of transaction fees to related party.........                       487               206
  Cost of other revenues............................                        77                19
                                                                     ---------         ---------
      Total cost of revenues........................                     1,510               406
                                                                     ---------         ---------
Gross profit........................................                       314               424
                                                                     ---------         ---------
Operating expenses:
  Sales and marketing...............................                     4,446               175
  Development costs.................................                       482               140
  General and administrative........................                     5,234               196
  Depreciation and amortization.....................                       190                37
  Allocated expenses from related party.............                        45                 -
                                                                     ---------         ---------
      Total operating expenses......................                    10,397               548
                                                                     ---------         ---------
Loss from operations................................                   (10,083)             (124)
Other income, net...................................                     1,134                 3
                                                                     ----------        ---------
Net loss............................................                 $  (8,949)        $    (121)
                                                                     ==========        ==========

Basic and diluted net loss per share................                 $   (0.42)        $   (0.01)
                                                                     ==========        ==========
Shares used in computing basic and diluted
   net loss per share...............................                    21,303            15,000
                                                                     ==========        ==========



         See accompanying notes to condensed financial statements.



                       OFFICIAL PAYMENTS CORPORATION
                     CONDENSED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                (UNAUDITED)



                                                                      THREE MONTHS ENDED MARCH 31,
                                                                  -----------------------------------
                                                                        2000             1999
                                                                     ----------       ----------

Cash flow used in operating activities:
  Net loss..........................................                 $  (8,949)     $    (121)
  Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation and amortization................                       190             37
       Amortization of deferred stock-based
       compensation.................................                     3,197              -
  Changes in operating assets and liabilities
       Accounts receivable, net.....................                       121            105
       Prepaid expenses and other current assets....                      (970)           (20)
       Accounts payable and accrued expenses........                     1,256           (333)
       Deferred revenue.............................                        24             (7)
                                                                     ----------     ----------
         Net cash used in operating activities......                    (5,131)          (339)
                                                                     ----------     ----------
Cash flows provided by (used in) investing activities:
  Proceeds from sale of short-term investments......                     6,641              -
  Capital expenditures..............................                    (2,619)           (135)
                                                                     ----------     -----------
         Net cash provided by (used in) investing
            activities..............................                     4,022            (135)
                                                                     ----------     -----------
Cash flow provided by (used in) financing activities:
  Proceeds from exercise of stock options...........                     1,116               -
  Repayment of notes payable and capital leases.....                       (37)            (32)
                                                                     ----------     -----------
         Net cash provided by (used in) financing
            activities..............................                     1,079             (32)
                                                                     ----------     -----------

Net decrease in cash................................                       (30)           (506)
Cash at the beginning of the period.................                     1,643             631
                                                                     ----------     -----------
Cash at the end of the period.......................                 $   1,613      $      125

Supplement disclosure of noncash activity:
Cash paid for interest..............................                 $       6      $       11
                                                                     ==========     ===========
Assets acquired through capital leases..............                 $      30      $       13
                                                                     ==========     ============
Cash paid for income taxes..........................                 $      83      $        -
                                                                     ==========     ============




         See accompanying notes to condensed financial statements.




                       OFFICIAL PAYMENTS CORPORATION
                  NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Official Payments Corporation was formed as U.S. Audiotex, LLC, a California limited liability company (the "LLC"), on June 26, 1996. U.S. Audiotex Corporation, a Delaware corporation (the "Company"), was formed on August 24, 1999. Effective September 30, 1999, the LLC merged with and into the Company. On October 20, 1999, the Company changed its name to "Official Payments Corporation". The Company provides credit card payment options for consumers to pay personal federal and state income taxes, sales and use taxes, property taxes and fines for traffic violations and parking citations.

     The Company's business model is unproven and evolving and it is difficult to evaluate the Company's business. The use of credit cards to make payments to government agencies is relatively new and evolving. Because the Company has only a limited operating history, it is difficult to evaluate its business and prospects and the risks, expenses and difficulties that the Company may face in implementing its business model. The Company's success will depend on maintaining its relationship with the Internal Revenue Services (IRS) and on developing additional relationships with state and local government agencies. There are no assurances that the Company will be able to develop new relationships or maintain existing relationships, and the failure to do so could have a material and adverse effect on the business, operating results and financial condition of the Company.

BASIS OF PRESENTATION

     The accompanying condensed financial statements as of March 31, 2000 and December 31, 1999, and the three months ended March 31, 2000 and 1999, are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows as of March 31, 2000 and for the three months ended March 31, 2000 and 1999. These adjustments are of a normal, recurring nature. These condensed financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results for the three months ended March 31, 2000 are not necessarily indicative of the expected results for the year ending December 31, 2000. Certain prior period balances have been reclassified to conform to the current period presentation.

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

INVESTMENTS

     As of March 31, 2000, the Company had short-term investments of $72.2 million. The Company classifies its short-term investments as "available-for-sale." Financial instruments classified as short-term investments include government securities and commercial paper, with maturity dates of less than three months at the date of acquisition. Such short-term investments are recorded at fair value based on quoted market prices, with unrealized gains and losses recorded as other comprehensive income (loss) until realized. At March 31, 2000, no comprehensive income
(loss) was reported, as the fair value of the Company's short-term investments equaled the quoted market prices.


COMPREHENSIVE INCOME (LOSS)

     The Company has no components of other comprehensive income (loss).

STOCK-BASED COMPENSATION

     The Company uses the intrinsic value method to account for all of its employee stock-based compensation plans. Expense associated with stock-based compensation is being amortized on a straight-line basis over the vesting period of the individual award consistent with the method described in Accounting Principles Board (APB) Opinion No. 25.

REVENUE RECOGNITION

     Transaction fees are derived from convenience fees paid by consumers for credit card payment services provided by the Company. Convenience fees are charged based on the amount of the payment processed and the type of payment. Transaction fees are recognized in the month the services are provided.

     Other revenues consist of the sale of customized systems which include software licenses, implementation services, training and post contract support related to these system sales. As vendor specific objective evidence does not exist for each element of the contract, revenues are recognized, under the completed contract method, upon customer acceptance of the software which occurs after installation of the system and the completion of training. Maintenance revenues are deferred based on vendor specific objective evidence and recognized ratably over the contractual term of the maintenance agreement, generally one year.

ADVERTISING EXPENSE

     The cost of advertising is expensed as incurred. Such costs are included in sales and marketing expense and totaled approximately $3.2 million and $7,000 for the three months ended March 31, 2000 and 1999, respectively.

Note 2. NET LOSS PER SHARE

     Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential common shares from options to purchase common stock using the treasury stock method.

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):


                                                                THREE MONTHS ENDED MARCH 31,
                                                            -----------------------------------
                                                                  2000             1999
                                                                --------         --------

Net loss.........................................            $   ( 8,949)       $      (121)
                                                             ------------       ------------
Weighted-average shares used in computing basic
  and diluted net loss per common share..........             21,303,000         15,000,000
                                                             ============       ============
Basic and diluted net loss per common share......            $     (0.42)       $     (0.01)
                                                             ============       ============


   Basic and diluted net loss per share are computed using the weighted-average number of outstanding shares of common stock. Net loss per share for the three months ended March 31, 2000 does not include the effect of approximately 6,495,000 stock options with a weighted-average exercise price of $6.94 per share because their effects are anti-dilutive. There were no common stock equivalents outstanding as of March 31, 1999.


Note 3. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following (in thousands):


                                                                      MARCH 31,   DECEMBER 31,
                                                                  -----------------------------------
                                                                            2000          1999
                                                                          --------      --------

Computer equipment..............................                         $   4,430        $   1,836
Furniture and fixtures..........................                               540              485
                                                                         ---------        ---------
                                                                             4,970            2,321

Less accumulated depreciation and amortization..                               709              519
                                                                         ---------        ---------
                                                                         $   4,261        $   1,802
                                                                         =========        =========



Note 4. AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION

    Amortization of deferred stock-based compensation consists of the following (in thousands):


                                                                      THREE MONTHS ENDED MARCH 31,
                                                                   -----------------------------------
                                                                            2000          1999
                                                                          --------      --------

Sales and marketing.............................                        $    249        $       -
Development costs...............................                               -                -
General and administrative......................                           2,948                -
                                                                        ---------       ---------
                                                                        $  3,197        $       -
                                                                        =========       =========


Note 5. OTHER INCOME, NET

    Other income, net, consists of the following (in thousands):


                                                                      THREE MONTHS ENDED MARCH 31,
                                                                  -----------------------------------
                                                                         2000            1999
                                                                       --------        --------

Interest income.................................                      $  1,140         $      4
Interest expense................................                           (12)             (11)
Other income, net ..............................                             6               10
                                                                      ---------        ---------
                                                                      $  1,134         $      3
                                                                      =========        =========


Note 6. SEGMENT INFORMATION

     The Company adopted the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, in fiscal 1999. SFAS No. 131 supercedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, and establishes standards for reporting information about operating segments, products and services, geographic areas, and major customers. The method for determining which information to report is based on the way that management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

     The Company operates in a single operating segment. The Chief Executive Officer (CEO) has been identified as the Chief Operating Decision Maker because he has final authority over resource allocation decisions and performance assessment. The CEO reviews financial information by disaggregated information about revenues by product for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is consistent with the information presented in the accompanying statements of operations.


                                                                      THREE MONTHS ENDED MARCH 31,
                                                                   -----------------------------------
                                                                            2000            1999
                                                                          --------        --------
Revenues by product are Transaction fees:
         Federal....................................                      $    522         $    114
         State......................................                           283               22
         Local......................................                           851              592
       Other revenues.............................                             168              102
                                                                          --------         --------
       Total revenues.............................                        $  1,824         $    830
                                                                          ========         ========


Note 7. RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In March 2000, the SEC issued Staff Accounting Bulletin No. 101A (SAB 101A), Amendment: Revenue Recognition in Financial Statements. SAB 101A delays the implementation date of SAB 101 for registrants with fiscal years that begin between December 16, 1999 and March 15, 2000. The Company will adopt SAB 101 as required in the second quarter of 2000 and is evaluating the effect that such adoption may have on its results of operations and financial position.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25 (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25 and, among other issues, clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company will adopt FIN 44 as required in the second quarter of 2000 and is evaluating the effect that such adoption may have on its results of operations and financial position.


Note 8. SUBSEQUENT EVENTS

     In April 2000, the Company entered into a sale-leaseback agreement for $1 million in interactive voice response telephone system (IVR) equipment. The sale-leaseback transaction did not result in any profit or loss for the Company because the selling price of the equipment was equal to the cost on the closing date of the agreement. The leased equipment will be accounted for as a capital lease, in accordance with SFAS No. 13, Accounting for Leases.

     In April 2000, after discussion by the Company's board of directors, Brian W. Nocco, the Company's Chief Financial Officer left the Company to pursue other opportunities. In accordance with the terms of Mr. Nocco's employment agreement, the Company is required to accelerate the vesting of Mr. Nocco's stock options granted in August, September, and November of 1999. As a result, the Company expects to incur a one-time non-cash compensation expense of approximately $3.7 million during the second quarter of 2000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. Such statements are based upon the current economic environment and current expectations that involve risks and uncertainties, including, but not limited to statements regarding the Company's competitive position, expected operating and financial performance, business model and expected growth of electronic payments to government entities. All forward-looking statements included in this report are based upon information available to the Company as of the date hereof. You are cautioned that these statements are not guarantees of future performance. The Company's actual results and the timing of certain events may differ significantly than those anticipated in, or caused by, any forward-looking statements as a result of certain risks and uncertainties, including, without limitation, the general economic and business conditions, major systems failures, constraints in capacity, rapid technological changes, ability to retain existing government contracts and enter into new government contracts, competitive nature of the market in which the Company competes, the early stages of development of the Company's products, and the lack of widespread market acceptance of the Company's products. A more complete description of these and other risks and uncertainties associated with the Company's business can be found in the Company's filings with the United States Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1999. The Company does not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

     Official Payments Corporation is the leading provider of electronic payment options to government entities enabling consumers to use their credit cards to pay, by internet or the telephone, personal federal and state income taxes, sales and use taxes, property taxes and fines for traffic violations and parking citations. The Company's interactive toll-free telephone number, 1-888-2PAY-TAXSM, allows customers to make payments and receive certain customer service information. The Company's website, at www.8882paytax.comSMand at www.officialpayments.comSM, currently allow consumers to make certain payments through the Internet.

     The Company's revenues consist primarily of convenience fees, which are transaction fees paid by consumers for using our credit card payment services. For processing personal federal and state income tax payments and property tax payments, the convenience fee charged is a percentage of the payment amount. For processing fines for traffic violations and parking citations, a fixed amount is charged per ticket. The Company also derives a small amount of other revenues from sales of its systems to government entities and other miscellaneous fees such as for maintenance and consulting. In these cases, revenues for software systems sales are recognized upon installation based on vendor-specific objective evidence and revenues for maintenance are recognized ratably over the service period based on vendor-specific objective evidence. Consulting revenues are recognized as the services are performed.

     The Company's contract with the IRS currently accounts for a significant portion of the Company's revenue. As of January 2000, the Company offered its services for the balance-due and extension payment of personal federal income taxes due on April 17, 2000 and estimated tax payments for the 2000 tax year. In the three months ended March 31, 2000, convenience fees from tax payments to the IRS accounted for approximately 29% of the Company's total revenues. The Company expects that percentage to increase significantly during the second quarter and throughout fiscal year 2000. The IRS has selected the Company to provide electronic payment services with respect to balance-due and extension tax payments for the 2000 tax year, as well as estimated tax payments for the 2001 tax year (with the IRS having the option to renew the Company's services for an additional year). If the IRS does not continue to select the Company to perform this service in subsequent years, the business, operating results and financial position of the Company would be materially and adversely affected.

     The Company's primary cost of revenues are the merchant discount fee paid to its credit card processors, which is a certain percentage of the total amount paid by the consumer, depending on the credit card used and the type of transaction. The Company also incurs telecommunications costs through its telephone conduit. Although there are no telecommunications costs associated with payments made through the Internet conduit, the Company pays a third party license fee per completed transaction for certain technology used in the Internet conduit.

     Processing fines for traffic violations and parking citations produces a higher gross margin than processing income tax and property tax payments because the convenience fee as a percentage of fines processed is significantly higher.

     Operating expenses include sales and marketing expenses, development costs, general and administrative expenses, depreciation and amortization, and allocated expenses from a related party. One of the largest components of these expenses was the amortization of deferred stock-based compensation, which amounted to $3.2 million in the quarter ending March 31, 2000. Sales and marketing expenses consist primarily of advertising expenses and salaries and commissions for sales and marketing personnel. Development costs consist primarily of salaries for engineering personnel and development cost for the Company's customer service application. General and administrative expenses consist primarily of salaries for executive, finance, customer service and administrative personnel.

     The Company has incurred significant losses since inception and expects to continue to incur losses for the foreseeable future. As of March 31, 2000, the Company had an accumulated deficit of approximately $20.3 million. The Company recorded on its balance sheet a deferred stock-based compensation expense totaling $42.9 million in the third and fourth quarters of 1999. This deferred charge consists of an amount of $10.0 million, representing the guaranteed value of options granted to Thomas R. Evans, the Company's Chairman and Chief Executive Officer, and an amount of $32.9 million, representing the estimated value of the common stock underlying options granted to certain other officers and employees of the Company in August, September and November of 1999 in excess of the exercise price of those options. The $10.0 million deferred charge related to Mr. Evans' options and $28.4 million of deferred charges related to new options granted to other officers and employees is being amortized, on a straight-line basis, over a three-year vesting period, beginning in the third quarter of 1999. $4.5 million of expenses related to options granted to other officers and employees of the Company were expensed upon completion of its initial public offering on November 29, 1999. See Note 4 to the Company's December 31, 1999 audited financial statements.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods illustrated, certain statements of operations data expressed as a percentage of total revenues. The data has been derived from the unaudited financial statements contained in this report, which in management's opinion, have been prepared on substantially the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented. The operating results for any period should not be considered indicative of the results for any future period. This information should be read in conjunction with the financial statements included in this report, as well as the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.


                                                                      THREE MONTHS ENDED MARCH 31,
                                                                  -----------------------------------
                                                                        2000           1999
                                                                      --------       --------
STATEMENT OF OPERATIONS DATA:

Revenues:
  Transaction fees...................................                   91%            88%
  Other revenues.....................................                    9             12
                                                                    ------          ------
      Total revenues.................................                  100            100
                                                                    ------          ------
Cost of revenues:
  Cost of transaction fees...........................                   52             22
  Cost of transaction fees to related party..........                   27             25
  Cost of other revenues.............................                    4              2
                                                                    ------          ------
      Total cost of revenues.........................                   83             49
                                                                    ------          ------
Gross profit.........................................                   17             51
                                                                    ------          ------
Operating expenses:
  Sales and marketing................................                  244             21
  Development costs..................................                   26             17
  General and administrative.........................                  287             24
  Depreciation and amortization......................                   11              4
  Allocated expenses from related party..............                    2              -
                                                                    ------          -------
      Total operating expenses.......................                  570             66
                                                                    ------          -------
Income (loss) from operations........................                 (553)           (15)
Other income (expense), net..........................                   62              0
                                                                    ------          -------
Net income (loss)....................................                 (491)%          (15)%
                                                                    =======         =======


COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

REVENUES

     Total Revenues. Total revenues increased $994,000 to $1.8 million for the three months ended March 31, 2000 from $830,000 for the three months ended March 31, 1999, an increase of 120%. This increase is primarily attributable to increases in revenues generated from processing personal federal and state income tax payments and property tax payments.

     Federal Transaction Fees. Revenues from processing federal payments are solely related to federal income tax payments for balance-due, extension, and estimated payments. Federal transaction fees increased $408,000 to $522,000 for the three months ended March 31, 2000 from $114,000 for the three months ended March 31, 1999, an increase of 358%. For the three months ended March 31, 2000, the Company processed approximately 10,700 transactions totaling $18.4 million, compared to approximately 3,300 transactions totaling $4.4 million for the three months ended March 31, 1999. The Company believes the increase in revenue from the comparable period in 1999 is primarily the result of increased advertising by the Company, the IRS, and participating credit card companies, as well as the new processing of extension and estimated federal tax payments. On average, the Company charged a 2.8% convenience fee based upon the dollar amount of the IRS payment for processing personal federal income taxes during the three months ended March 31, 2000, as compared to a 2.6% convenience fee in the three months ended March 31, 1999. Federal transaction fees represented 29% of total revenues for the three months ended March 31, 2000 compared to 14% of total revenues for the three months ended March 31, 1999.

     State Transaction Fees. Revenues from processing state payments are related to state income tax payments for balance-due, estimated and extension personal taxes and sales and use taxes to the states of California, New Jersey, Illinois, Connecticut, Oklahoma, Minnesota and the District of Columbia. State revenues increased $261,000 to $283,000 for the three months ended March 31, 2000 from $22,000 for the three months ended March 31, 1999, an increase of 1,186%. For the three months ended March 31, 2000, we processed approximately 7,600 transactions totaling $9.6 million, compared to approximately 1,000 transactions totaling $782,000 for the three months ended March 31, 1999. The increase in revenues is primarily related to additional state contracts and additional payment services and options provided to existing state contracts. The Company only processed tax payments for the state of California during the three months ended March 31, 1999. On average, the Company charged a 2.9% convenience fee based upon the dollar amount of the payment for processing state income and sales and use taxes during the three months ended March 31, 2000, as compared to a 2.8% convenience fee in the three months ended March 31, 1999. State transaction fees represented 15% of total revenues for the three months ended March 31, 2000 compared to 3% of total revenues for the three months ended March 31, 1999.

     Local Transaction Fees. Revenues from processing local payments consist of property taxes, traffic violations, parking citations, fax filing, and utility payments. Local revenues increased $259,000 to $851,000 for the three months ended March 31, 2000 from $592,000 for the three months ended March 31, 1999, an increase of 44%. For the three months ended March 31, 2000, we processed approximately 106,400 transactions totaling $23.2 million, compared to approximately 75,800 transactions totaling $16.9 million for the three months ended March 31, 1999. Revenues from processing property tax payments increased $165,000 to $322,000 for the three months ended March 31, 2000 from $157,000 for the three months ended March 31, 1999, an increase of 105%. Revenues from processing fines for traffic violations increased $42,000 to $320,000 for the three months ended March 31, 2000 from $278,000 for the three months ended March 31, 1999, an increase of 15%. Revenues from processing fines for parking citations increased $35,000 to $99,000 for the three months ended March 31, 2000 from $64,000 for the three months ended March 31, 1999, an increase of 55%. Revenues from other transaction fees increased $17,000 to $110,000 for the three months ended March 31, 2000 from $93,000 for the three months ended March 31, 1999, an increase of 18%. The increase in local transaction fees is primarily attributable to the increase in property tax, moving violation, and parking citation clients subsequent to March 31, 1999. Local transaction fees represented 47% of total revenues for the three months ended March 31, 2000 compared to 71% of total revenues for the three months ended March 31, 1999.

     Other Revenues. Other revenues consist of system sales, maintenance, and consulting revenues. Other revenues increased $66,000 to $168,000 for the three months ended March 31, 2000 from $102,000 for the three months ended March 31, 1999. Other revenues represented 9% of total revenues for the three months ended March 31, 2000 compared to 12% of total revenues for the three months ended March 31, 1999.

COST OF REVENUES

     Cost of Transaction Fees. Cost of transaction fees increased $1.0 million to $1.4 million for the three months ended March 31, 2000 from $387,000 for the three months ended March 31, 1999, an increase of 270%. The largest component of cost of transaction fees, merchant discount fees, increased $651,000 to $982,000 for the three months ended March 31, 2000 from $331,000 for the three months ended March 31, 1999, an increase of 197%. The cost of telecommunication charges for the Company's toll-free interactive telephone system increased $349,000 to $395,000 for the three months ended March 31, 2000 from $46,000 for the three months ended March 31, 1999, an increase of 759%. Other cost of transaction fees increased $46,000 to $56,000 for the three months ended March 31, 2000 from $10,000 for the three months ended March 31, 1999. Cost of transaction fees was 79% of total revenues for the three months ended March 31, 2000, compared to 47% for the three months ended March 31, 1999. The increase in cost of transaction fees is due to primarily one-time telecommunication costs incurred during the recent period in preparation for the anticipated higher volume of federal and state tax payments during the first two weeks in April 2000 and higher volume of federal income tax payments processed, which has a lower gross profit margin than other services provided.

     Cost of Other Revenues. Cost of other revenues increased $58,000 to $77,000 for the three months ended March 31, 2000 from $19,000 for the three months ended March 31, 1999. The increase in other revenues is primarily attributable to the equipment cost of the sold systems in the three months ended March 31, 2000.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased $4.3 million to $4.4 million for the three months ended March 31, 2000 from $175,000 for the three months ended March 31, 1999. This increase is primarily attributable to a $3.2 million advertising campaign to promote the Company's federal tax payment services and increase brand awareness. The increase is also attributable to amortization of $249,000 for deferred stock-based compensation for options to purchase shares of the Company's common stock at exercise prices below their fair market value at the date of grant which were granted to the Company's sales and marketing employees in August, September, and November 1999. The increase in sales and marketing personnel from March 31, 1999 to March 31, 2000 and sales commission payables also contributed to the increase in sales and marketing expenses. Sales and marketing expenses represented 244% of total revenues for the three months ended March 31, 2000 compared to 21% for the three months ended March 31, 1999.

     Development Costs. Development costs increased $342,000 to $482,000 for the three months ended March 31, 2000 from $140,000 for the three months ended March 31, 1999. The increase is primarily attributable the increase in engineering personnel from March 31, 1999 to March 31, 2000 and additional consultants contracted during the recent quarter to develop the Company's customer service application. Development costs represented 26% of total revenues for the three months ended March 31, 2000 compared to 17% for the three months ended March 31, 1999.

     General and Administrative. General and administrative expenses increased $5.0 million to $5.2 million for the three months ended March 31, 2000 from $196,000 for the three months ended March 31, 1999. This increase is primarily attributable to amortization expense of $2.9 million for deferred stock-based compensation for options to purchase shares of the Company's common stock at exercise prices below their fair market value at the date of grant which were granted to the Company's general and administrative employees in August, September, and November 1999. The increase is also attributable to the increase in customer service activities in preparation for the anticipated higher volume of federal and state tax payments during the first two weeks of April 2000. Salary and travel expenses for the Company's general and administrative employees also increased due to the increase in headcount from March 31, 1999 to March 31, 2000. General and administrative expenses represented 287% of total revenues for the three months ended March 31, 2000 compared to 24% for the three months ended March 31, 1999.

     Depreciation and Amortization. Depreciation and amortization increased $153,000 to $190,000 for the three months ended March 31, 2000 from $37,000 for the three months ended March 31, 1999. The increase is primarily related to an increase in IVR equipment purchased during the recent period in preparation for the anticipated higher volume of federal and state tax payments during the first two weeks of April 2000. During the Company's peak processing period in April 2000, the Company's maximum utilization of its IVR system capacity was approximately 10%, and acccordingly, the Company believes that its IVR system capacity is sufficient to meet its transactional requirements for the foreseeable future and accommodate the expected growth in its business. Depreciation and amortization represented 11% of total revenues for the three months ended March 31, 2000 compared to 4% for the three months ended March 31, 1999.

     Allocated Expenses from Related Party. Related party expense was $45,000 for the three months ended March 31, 2000. Imperial Bank, a California chartered bank and wholly owned subsidiary of Imperial Bancorp, is the beneficial owner of approximately 56% of the outstanding stock of the Company and charges the Company for human resource and other services, including payroll processing and benefits administration. The Company did not utilize Imperial Bank's services during the three months ended March 31, 1999.

OTHER INCOME, NET

   Other income, net consists of interest income, interest expense and other non-operating expenses. Other income, net increased to $1.1 million for the three months ended March 31, 2000 from $3,000 for the three months ended March 31, 1999. This increase is directly related to higher interest income resulting from higher average cash balances during the recent period, as compared to the first quarter of fiscal year 1999.

INCOME TAXES

   The Company incurred operating losses during the period of its incorporation from September 30, 1999 through March 31, 2000. The Company has recorded a valuation allowance for the full amount of net deferred tax assets, as the future realization of the tax benefit is not currently likely. During 1998, Official Payments was a California limited liability company. Therefore, all tax operating losses were used by the members of the limited liability company on their respective corporate tax returns.

LIQUIDITY AND CAPITAL RESOURCES

   In November 1999, the Company completed the initial public offering of its common stock and realized net proceeds from the offering of approximately $78.7 million. Prior to the offering the Company had financed its operations through private sales of common stock, with net proceeds of $1.2 million, and through bank and shareholder loans. As of March 31, 2000, the Company had $73.8 million in cash and investments, and $72.7 million in working capital.

   Net cash used in operating activities was $5.1 million and $339,000 for the three months ended March 31, 2000 and 1999, respectively. The cash used in operating activities for the three months ended March 31, 2000 was primarily the result of the Company's net loss offset by non-cash operating expenses (such as amortization of deferred stock-based compensation and depreciation) and an increase in accounts payable and accrued expenses. The cash used in operating activities for the three months ended March 31, 1999 was primarily the result of the Company's net loss and a decrease in accounts payable and accrued expenses.

   Net cash provided from investing activities was $4.0 million for the three months ended March 31, 2000. Cash provided from investing activities primarily reflects the sale of short-term investments, offset by property and equipment purchases during that period. Net cash used in investing activities was $135,000 for the three months ended March 31, 1999. Cash used in investing activities primarily reflects purchases of property and equipment during that period.

   Net cash provided by financing activities was $1.1 million for the three months ended March 31, 2000. The cash generated in the recent period was primarily related to the exercise of stock options by one of the Company's directors (although the shares of the Company's common stock so purchased remain subject to a right of repurchase by the Company in accordance with the terms of the Company's 1999 Stock Incentive Plan). Net cash used in financing activities was $32,000 for the three months ended March 31, 1999. The cash used in the three months ended March 31, 1999, was primarily related to the repayment of notes payable and capital lease obligations.

   The Company expects to experience growth in its operating costs for the foreseeable future in order to execute its business plan, particularly in the areas of web development costs and sales and marketing. The Company also expects to incur expenses to enhance and staff the new corporate headquarters in Stamford, Connecticut. As a result, the Company estimates that these operating costs, as well as other planned expenditures, will constitute a significant use of cash. The Company believes that the current cash resources will be sufficient to meet its working capital and capital expenditures for the foreseeable future.

YEAR 2000 IMPACT

     As of the date of this filing, the Company has not incurred any significant business disruptions as a result of Year 2000 issues. However, while no such occurrence has developed, Year 2000 issues that may arise related to key suppliers and service providers may not become apparent immediately. We have received assurances of Year 2000 compliance from key suppliers. The Company has received assurances from key service providers such as financial institutions and Imperial Bank (which provides transaction processing services and various employee benefits services for the Company) as to their Year 2000 readiness. The Company will continue to monitor its own systems and business partners to identify and address any potential risk situations related to the Year 2000. No assurance can be provided that the Company will not be adversely affected by these suppliers and service providers due to noncompliance in the future.

SEASONALITY AND FLUCTUATION OF QUARTERLY RESULTS

   The Company has generally experienced fiscal quarter over fiscal quarter revenue growth with some seasonal fluctuations, primarily in the second and fourth quarters. This fiscal quarter-over-fiscal quarter revenue growth is due to an increase in the number of government clients and payment services and an increase in utilization rates. The fluctuations in the second and fourth quarter relate primarily to an increase in convenience fees from processing property tax payments, which are generally collected twice a year - in April and December. The sharp increase in revenues in the second quarter is due to processing personal federal and state income tax payments in the month of April. We expect that results for the second quarter of future years will continue to be impacted by the April 15th deadline for paying personal federal and state income taxes.

     Since the Company does not process balance-due and extension personal federal income tax payments in the third quarter, revenues in that quarter are expected to be lower than in the second quarter.

     The Company anticipates that its operating expenses will continue to increase due to the expansion of its sales force in order to obtain additional state and municipal clients and the continuous marketing campaign to make consumer users aware of its electronic payment option. If revenues in any quarter do not increase correspondingly with increases in expenses, the Company's results for that quarter would be materially and adversely affected. In addition, as of March 31, 2000, the Company had $31.8 million in deferred stock-based compensation. The Company intends to amortize this amount on a straight-line basis over the remaining of the three-year vesting period.

     For the foregoing reasons, the Company believes that comparisons of its quarterly operating results are not necessarily meaningful and that its operating results in any particular quarter should not be relied upon as necessarily indicative of future performance. In addition, it is possible that in some future quarters the Company's operating results will be below the expectations of research analyst and investors, and in that case, the price of the Company's common stock is likely to decline.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

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

     The table below represents principal amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio.


                           FY2000   FY2001   FY2002   FY2003   FY2004  Thereafter  Total
                           ------   ------   ------   ------   ------  ---------- -------

Money market fund
   and cash              $  1,613   $    -   $    -   $    -   $    -   $     -    $  1,613
Average interest
   Rate                      5.05%    0.00%    0.00%    0.00%    0.00%     0.00%

Investments              $ 72,230   $    -   $    -   $    -   $    -   $     -    $ 72,230
Average interest
   rate                      6.10%    0.00%    0.00%    0.00%    0.00%     0.00%
                         --------   -------  -------  -------  -------  --------   --------
Total cash and
   investments           $ 73,843   $    -   $    -   $    -   $    -   $     -    $ 73,843
                         ========   =======  ======   =======  =======  ========   ========



                                  PART II
                             OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

   The Company currently is not involved in any material legal proceedings.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

   On November 29, 1999, the Company completed the initial public offering of its common stock. The managing underwriters in the offering were Donaldson, Lufkin, & Jenrette, CIBC World Markets and DLJdirect Inc. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-87325). The Securities and Exchange Commission declared the Registration Statement effective on November 22, 1999.

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

   The Company paid a total of $6.0 million in underwriting discounts and commissions and approximately $1.5 million has been incurred for costs and expenses related to the offering. None of the costs and expenses related to the offering were paid directly or indirectly to any director or officer of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company or an affiliate of the Company.

   After deducting the underwriting discounts and commissions and the offering expenses, the estimated net proceeds to the Company from the offering were approximately $78.7 million. The net offering proceeds have been used to make the following payments: approximately $2.9 million for the purchase and installation of computer equipment to expand transaction processing capabilities; approximately $3.2 million for direct marketing and promotional activities; approximately $100,000 for the build-out of the Company's new headquarters offices in Stamford, Connecticut; and approximately $200,000 for general corporate purposes. None of these costs or expenses were paid directly or indirectly to any director or officer of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company or an affiliate of the Company.

   In the future, the Company may also use a portion of its net proceeds to acquire or invest in businesses, technologies, products or services (which amount has not been specifically allocated as of the date hereof). Unused proceeds are invested in short-term investments.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

   Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the three months ended March 31, 2000, there were no matters submitted to a vote of security holders through a solicitation of proxies or otherwise.


ITEM 5.   OTHER INFORMATION

   On April 25, 2000, the Company's board of directors approved an amendment to the Company's 1999 Stock Incentive Plan (the "Plan") which permits the Compensation Committee of the board of directors to grant options to purchase the Company's common stock to consultants and other independent advisors to the Company, in addition to the Company's key employees and directors (who were the only potential option recipients previously provided for under the Plan). The board of directors determined that it is in the best interest of the Company and its stockholders to have another tool, if necessary, to strengthen the mutuality of interests between the Company and important independent advisors to the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Contract between Internal Revenue Service and the Company, dated as of March 3, 2000.

         10.2   1999 Stock Incentive Plan, as amended

         27.1   Financial Data Schedule.

(b)      Reports on Form 8-K

         No current reports on Form 8-K were filed during the quarter covered by this report.


                                 SIGNATURES


   In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                    OFFICIAL PAYMENTS CORPORATION


May 12, 2000                        By: /s/ Thomas R. Evans
                                        ----------------------------
                                        Thomas R. Evans
                                        Chairman of the Board and Chief
                                        Executive Officer

May 12, 2000                        By: /s/ Hyunjin F. Lerner
                                        -----------------------------
                                        Hyunjin F. Lerner
                                        Controller (Chief Accounting Officer)




                             INDEX TO EXHIBITS

EXHIBIT
NO.                    DESCRIPTION
--------               -----------

10.1 Contract between Internal Revenue Service and the Company, dated as of March 3, 2000

10.2                  1999 Stock Incentive Plan, as amended

27.1                  Financial Data Schedule