Form 10-Q
period 2000-06-30
OFFICIAL PAYMENTS CORP
filed 2000-08-11
CIK 1094998

===============================================================================

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549

                                 Form 10-Q

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________

                      Commission File Number 000-28187

                       OFFICIAL PAYMENTS CORPORATION
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                     Delaware                           52-2190781
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)          Identification Number)

Three Landmark Square
Stamford, CT                                                 06901-2501
-------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

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

     As of August 3, 2000, 21,491,270 shares of the registrant's common stock were issued and outstanding.

===============================================================================

                       OFFICIAL PAYMENTS CORPORATION
                                 FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 2000
                             TABLE OF CONTENTS



   ITEM                                                         PAGE NUMBER
----------                                                      -----------

                    PART I: FINANCIAL INFORMATION

Item 1.     Financial Statements...................................3

            Condensed Balance Sheets as of June 30, 2000 and
               December 31, 1999...................................3

            Condensed Statements of Operations for the three and
               six-month periods ended June 30, 2000 and 1999......4

            Condensed Statements of Cash Flows for the six-
               month periods ended June 30, 2000 and 1999..........5

            Notes to the Condensed Financial Statements............6

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations...................11

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk...........................................20

                     PART II: OTHER INFORMATION

Item 1.     Legal Proceedings.....................................21

Item 2.     Changes in Securities and Use of Proceeds.............21

Item 3.     Defaults Upon Senior Securities.......................21

Item 4.     Submission of Matters to a Vote of Security
              Holders.............................................21

Item 5.     Other Information.....................................21

Item 6.     Exhibits and Reports on Form 8-K......................22

Signatures........................................................22
Index to Exhibits



                                   PART I
                           FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                       OFFICIAL PAYMENTS CORPORATION
                          CONDENSED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                   JUNE 30,       DECEMBER 31,
                                                     2000            1999
                                                 -------------    ------------
                                                 (Unaudited)

ASSETS
Current assets:
  Cash .............................................$  2,445        $  1,643
  Short-term investments............................  72,064          79,182
  Accounts receivable, net..........................     690           1,135
  Prepaid expenses..................................     276             465
  Other current assets..............................       -              73
                                                    --------        --------
    Total current assets............................  75,475          82,498
Property and equipment, net.........................   5,388           1,802
Other assets........................................      95               -
                                                    --------        --------
    Total assets....................................$ 80,958        $ 84,300
                                                    ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................$     396       $    176
  Accrued merchant discount fees....................    1,298            419
  Accrued payroll and severance.....................    1,546            551
  Accrued expenses..................................    1,559            931
  Deferred revenue..................................      109             65
  Current portion of notes payable and capital
   lease obligations................................      585            206
                                                     --------       --------
    Total current liabilities.......................    5,493          2,348
Notes payable and capital lease obligations.........      818            391
                                                     --------       --------
    Total liabilities...............................    6,311          2,739
                                                     --------       --------

Stockholders' equity:
  Common stock, $.01 par value; 150,000,000 shares
    authorized; 21,491,270 and 21,262,820 shares
    issued and outstanding as of June 30, 2000 and
    December 31, 1999, respectively.................      215            213
  Additional paid-in capital........................  129,500        127,707
  Deferred stock-based compensation.................  (25,797)       (34,965)
  Accumulated deficit...............................  (29,271)       (11,394)
                                                     ---------      ---------
          Stockholders' equity......................   74,647         81,561
                                                     ---------      ---------
      Total liabilities and stockholders' equity.... $ 80,958       $ 84,300
                                                     =========      =========

         See accompanying notes to condensed financial statements.




                       OFFICIAL PAYMENTS CORPORATION
                     CONDENSED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                (UNAUDITED)


                                        THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                   -----------------------------------    -----------------------------------
                                      2000                   1999            2000                  1999
                                    --------               -------        ----------             ----------
Revenues:
  Transaction fees..............    $ 17,648               $  5,247        $ 19,304                $ 5,975
  Other revenues...............           67                     36             235                    138
                                    --------               --------        --------                --------
      Total revenues...........       17,715                  5,283          19,539                  6,113
                                    --------               --------        --------                --------
Cost of revenues:
  Cost of transaction fees......      10,672                  3,270          11,618                  3,451
  Cost of transaction fees
   to related party.............       3,558                  1,087           4,045                  1,293
  Cost of other revenues........          22                      2              99                     21
                                    --------               --------        --------                --------
   Total cost of revenues......       14,252                  4,359          15,762                  4,765
                                    --------               --------        --------                --------
Gross profit.....................      3,463                    924           3,777                  1,348
                                    --------               --------        --------                --------
Operating expenses:
  Sales and marketing............      2,870                    259           7,316                    434
  Development costs..............        532                    179           1,014                    319
  General and administrative.....      9,547                    347          14,781                    543
  Depreciation and amortization..        429                     45             619                     82
  Allocated expenses
   from related parties..........         58                      -             103                      -
                                    --------               --------        --------                --------
    Total operating
      expenses...................     13,436                    830          23,833                  1,378
                                    --------               --------        --------                --------
(Loss) income from operations....     (9,973)                    94         (20,056)                   (30)
Interest and other
   income (expenses), net........      1,045                    (33)          2,179                    (30)
                                    --------               --------        --------                --------
Net (loss) income................  $  (8,928)              $     61        $(17,877)               $   (60)
                                   =========               ========        ========                ========

Basic and diluted
   net loss per share............  $   (0.42)              $   0.00        $  (0.84)               $  0.00
                                   =========               ========        =========               ========
Shares used in computing
   basic and diluted
   net loss per share.............    21,376                 15,000          21,339                  15,000
                                   =========               ========        ========                ========





      See accompanying notes to condensed financial statements.




                       OFFICIAL PAYMENTS CORPORATION
                     CONDENSED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                (UNAUDITED)



                                                                      SIX MONTHS ENDED JUNE 30,
                                                                  -----------------------------------
                                                                        2000               1999
                                                                     ----------         ----------
Cash flow used in operating activities:
  Net loss..........................................                  $ (17,877)          $   (60)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization................                        619                82
       Amortization of deferred stock-based
       compensation.................................                      9,800                 -
  Changes in operating assets and liabilities
       Accounts receivable..........................                        445              (391)
       Prepaid expenses and other assets............                        167                (8)
       Accounts payable and other accrued expenses..                      2,722              (167)
       Deferred revenue.............................                         44                34
                                                                      ---------           --------
         Net cash used in operating activities......                     (4,080)             (509)
                                                                      ---------           --------
Cash flows provided by (used in) investing
     activities:
  Proceeds from sale of short-term investments......                      7,118                 -
  Capital expenditures..............................                     (4,175)             (268)
                                                                      ---------           --------
         Net cash provided by (used in) investing
            activities..............................                      2,943              (268)
                                                                      ---------           --------

Cash flow provided by financing activities:
  Proceeds from exercise of stock options, net......                      1,163                 -
  Borrowings on sale-leaseback agreement............                        968                 -
  Notes payable to related party....................                          -               440
  Repayment of notes payable and capital leases.....                       (192)              (45)
                                                                      ---------           --------
         Net cash provided by financing activities..                      1,939               395
                                                                      ---------           --------


Net increase (decrease) in cash.....................                        802              (382)

Cash at the beginning of the period.................                      1,643               631
                                                                      ---------           --------

Cash at the end of the period.......................                  $   2,445           $   249

Supplement disclosure of noncash activity:
Cash paid for interest..............................                  $     221           $    48
                                                                      =========           ========

Assets acquired through capital leases..............                  $     998           $    79
                                                                      =========           ========
Cash paid for taxes.................................                  $     103           $     8
                                                                      =========           ========


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

     The Company has only a limited operating history, and it is difficult to evaluate its business and prospects and the risks, expenses and difficulties that the Company may face in implementing its business model. The Company's success will depend on maintaining its relationship with the Internal Revenue Services (IRS) and on developing additional relationships with state and local government agencies. There are no assurances that the Company will be able to develop new relationships or maintain existing relationships, and the failure to do so could have a material and adverse effect on the business, operating results and financial condition of the Company.

BASIS OF PRESENTATION

     The accompanying condensed financial statements as of June 30, 2000 and December 31, 1999, and the three and six months ended June 30, 2000 and 1999, are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999. These adjustments are of a normal, recurring nature. These condensed financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results for the six months ended June 30, 2000 are not necessarily indicative of the expected results for the year ending December 31, 2000. Certain prior period balances have been reclassified to conform to the current period presentation.

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

INVESTMENTS

     As of June 30, 2000, the Company had short-term investments of $72.1 million. The Company classifies its short-term investments as "available-for-sale." Financial instruments classified as short-term investments include government securities and commercial paper, with maturity dates of less than three months at the date of acquisition. Such short-term investments are recorded at fair value based on quoted market prices, with unrealized gains and losses recorded as other comprehensive income (loss) until realized. As of June 30, 2000, no comprehensive income
(loss) was reported, as the fair value of the Company's short-term investments equaled the quoted market prices.



COMPREHENSIVE INCOME (LOSS)

     The Company has no components of other comprehensive income (loss).

STOCK-BASED COMPENSATION

     In the third and fourth quarter of 1999, the Company recorded on its balance sheet a deferred charge representing the estimated fair value of the common stock underlying options granted to certain officers and employees of the Company in August, September, and November of 1999 in excess of the exercise prices of those options.

     The Company also recorded on its balance sheet a deferred stock-based compensation expense totaling $633,000 in the second quarter of 2000. This deferred charge represented the fair market value of restricted shares of common stock granted to employees as performance-based awards and also in replacement of, and in exchange for cancelled, unvested stock options with exercise prices in excess of the current market value. The deferred charge is being amortized, on a straight-line basis, over a one-year vesting period, which is consistent with the lapsing schedule of the restrictions placed on the common shares. See Note 1 to the Company's accompanying condensed financial statements.

     The Company uses the intrinsic value method to account for all of its employee stock-based compensation plans. Expense associated with stock-based compensation is being amortized on a straight-line basis over the vesting period of the individual award consistent with the method described in Accounting Principles Board (APB) Opinion No. 25 and FASB Interpretation No. 44.

REVENUE RECOGNITION

     Transaction fees are derived from convenience fees paid by consumers for credit card payment services provided by the Company. Convenience fees are charged based on the amount of the payment processed and the type of payment. Transaction fees are recognized in the period the services are provided.

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

ADVERTISING EXPENSE

     The cost of advertising is expensed as incurred. Such costs are included in sales and marketing expense and totaled approximately $1.6 million and $45,000 for the three months ended June 30, 2000 and 1999 respectively, and $4.8 million and $52,000 for the six months ended June 30, 2000 and 1999, respectively.


Note 2. NET LOSS PER SHARE

     Basic and diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock in the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential common shares from options to purchase common stock using the treasury stock method.

     The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):



                                      THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                 -----------------------------------    -------------------------------
                                        2000              1999              2000             1999
                                     ----------        ----------       ----------        ----------
  Net (loss) income.............   $  (8,928)          $        61       $   (17,877)       $       (60)

  Weighted-average shares
    used in computing basic
    and diluted net loss per
    common share................    21,376,000          15,000,000        21,339,000         15,000,000
                                   -----------          ----------        ----------         ----------

  Basic and diluted net loss
    per common share ...........   $     (0.42)        $      0.00       $     (0.84)       $     (0.00)
                                   -----------          ----------        ----------         ----------

Net loss per share for the three and six months ended June 30, 2000 does not include the effect of approximately 6,200,098 stock options with a weighted-average exercise price of $4.48 per share because their effects are anti-dilutive. There were no potentially dilutive common stock equivalents outstanding as of June 30, 1999.



Note 3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following (in thousands):



                                                      JUNE 30,     DECEMBER 31,
                                                    ---------------------------
                                                       2000             1999

Computer equipment..............................    $   5,505        $   1,836
Furniture and fixtures..........................        1,021              485
                                                    ---------        ---------
                                                        6,526            2,321

Less accumulated depreciation and amortization..        1,138              519
                                                    ---------        ---------
                                                    $   5,388        $   1,802
                                                    ========         ========

     In April 2000, the Company entered into a sale-leaseback agreement for approximately $968,000 in interactive voice response system (IVR) equipment. The sale-leaseback transaction did not result in any profit or loss for the Company because the selling price of the equipment was equal to the cost on the closing date of the agreement. The term of the agreement is 36 months. The leased equipment was accounted for as a capital lease, in accordance with SFAS No. 13 Accounting for Leases, and is included as computer equipment as of June 30, 2000.


Note 4. AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION

     Amortization of deferred stock-based compensation consists of the following (in thousands):



                                      THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                 -----------------------------------    -------------------------------
                                        2000              1999              2000             1999
                                     ----------        ----------       ----------        ----------
Sales and marketing.............     $    266           $      -         $    515          $      -
Development costs...............           10                  -               10                 -
General and administrative......        6,327                  -            9,275                 -
                                     ----------        ----------       ----------        ----------
                                     $  6,603           $      -         $  9,800          $      -
                                     ==========        ==========       ==========        ==========

Note 5. SEVERANCE AND OTHER RELATED CHARGES

     In the three month period ended June 30, 2000, as a requirement of generally accepted accounting principles, the Company incurred $4.1 million in severance and other related charges in conjunction with the departure of the former Chief Financial Officer, Brian W. Nocco, which are included in general and administrative expenses on the condensed statement of operations. The largest component of this expense was a non-cash deferred stock-based compensation charge, in accordance with generally accepted accounting principles, of $3.6 million, representing the acceleration of the vesting of options granted to Mr. Nocco in August, September, and November of 1999 at exercise prices below their fair market values at the dates of grant. The remaining $522,000 is attributable to severance, relocation, and other contractual obligations, required to be estimated and accrued for by generally accepted accounting principles, and is included in accrued payroll and severance on the condensed balance sheets.

Note 6. INTEREST AND OTHER INCOME (EXPENSE), NET

     Other income (expense), net, consists of the following (in thousands):


                                      THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                 -----------------------------------    -------------------------------
                                        2000              1999              2000             1999
                                     ----------        ----------       ----------        ----------
Interest income.................     $  1,275           $     10        $   2,415           $     14
Interest expense................         (229)               (37)            (241)               (48)
Other income (expenses), net....           (1)                (6)               5                  4
                                     ----------        ----------       ----------        ----------
                                     $  1,045           $    (33)       $   2,179           $    (30)
                                     ==========        ==========       ==========        ==========


Note 7. SEGMENT INFORMATION

     The Company operates in a single operating segment within the United States. The Chief Executive Officer (CEO) has been identified as the Chief Operating Decision Maker because he has final authority over resource allocation decisions and performance assessment. The CEO reviews financial information by disaggregated information about revenues by product for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is consistent with the information presented in the accompanying statements of operations.



                                      THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                 -----------------------------------    -------------------------------
                                        2000              1999              2000             1999
                                     ----------        ----------       ----------        ----------
Revenues by product are
  Transaction fees:
    Federal..................        $  15,063          $   4,228        $  15,585          $   4,342
    State....................            1,319                151            1,602                173
    Local....................            1,266                868            2,117              1,460
  Other revenues.............               67                 36              235                138
                                     ----------        ----------       ----------         ----------
  Total revenues.............        $  17,715          $   5,283        $  19,539          $   6,113
                                     ==========        ==========       ==========        ==========


Note 8. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. In March 2000, the SEC issued Staff Accounting Bulletin No. 101A (SAB 101A), Amendment: Revenue Recognition in Financial Statements. SAB 101A delayed for one fiscal quarter the implementation date of SAB 101 for registrants with fiscal years beginning between December 16, 1999 and March 31, 2000. In June 2000, the SEC issued Staff Accounting Bulletin No. 101B (SAB 101B), Second Amendment: Revenue Recognition in Financial Statements. SAB 101B delays the implementation of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company will adopt SAB 101 as required in the fourth quarter of 2000 and is evaluating the effect that such adoption may have on its results of operations and financial position.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. In June 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133, which deferred the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, Accounting for Derivative Instruments and Certain Hedging Activities and amendment of FASB Statement No. 133, which amended the accounting and reporting standards of Statement 133 for certain derivative instruments and certain hedging activities. SFAS No. 133 and SFAS No. 138 are effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 as required in the first quarter of 2001 and is evaluating the effect that such adoption may have on its results of operations and financial position.


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

Overview

   Official Payments Corporation is the leading provider of electronic payment options to government entities enabling consumers to use their credit cards to pay, by Internet or over the telephone, personal federal and state income taxes, sales and use taxes, property taxes and fines for traffic violations and parking citations. The Company's interactive toll-free telephone number, 1-888-2PAY-TAXSM, allows customers to make payments and receive certain customer service information. The Company's websites, at www.8882paytax.comSM and at www.officialpayments.comSM, currently allow consumers to make certain payments through the Internet.

   The Company's revenues consist primarily of convenience fees, which are transaction fees paid by consumers for using our credit card payment services. For processing personal federal and state income tax payments and property tax payments, the convenience fee charged is a percentage of the payment amount. For processing fines for traffic violations and parking citations, a fixed amount is charged per ticket. The Company also derives a small amount of other revenues from sales of its systems to government entities and other miscellaneous fees such as for maintenance and consulting. In these cases, revenues from software systems sales are recognized upon installation and completion of training, and revenues from maintenance are recognized ratably over the service period based on vendor-specific objective evidence. Consulting revenues are recognized as the services are performed.

   The Company's contract with the IRS currently accounts for a significant portion of the Company's revenues. The Company has offered its services for the balance-due and extension payment of personal federal income taxes due on April 17, 2000 (1999 tax year) and continues to offer its services for estimated tax payments for the 2000 tax year. In the six months ended June 30, 2000, convenience fees from tax payments to the IRS accounted for approximately 80% of the Company's total revenues. The IRS has selected the Company to provide electronic payment services with respect to balance-due and extension tax payments for the 2000 tax year, as well as estimated tax payments for the 2001 tax year (with the IRS having the option to renew the Company's services for an additional year). If the IRS does not continue to select the Company to perform these services in subsequent years, the business, operating results and financial position of the Company would be materially and adversely affected.

   The Company's primary cost of revenues is the merchant discount fee paid to its credit card processors, which is a function of the total amount paid by the consumer, depending on the credit card used and the type of transaction. The Company also incurs telecommunications costs through its telephone conduit.

   Processing fines for traffic violations and parking citations produces a higher gross margin than processing income tax and property tax payments because the convenience fee as a percentage of fines processed is significantly higher.

   Operating expenses include sales and marketing expenses, development costs, general and administrative expenses, depreciation and amortization, and allocated expenses from related parties. One of the largest components of these expenses was the amortization of deferred stock-based compensation, which amounted to $6.6 million and $9.8 million for the three and six months ending June 30, 2000. The amortization expense in the second quarter of 2000 includes a one-time $3.6 million non-cash deferred stock-based compensation charge for the Company's former Chief Financial Officer, Brian W. Nocco.

     Sales and marketing expenses consist primarily of advertising expenses and salaries and commissions for sales and marketing personnel. Development costs consist primarily of salaries for engineering personnel and research and development expenses for the Company's customer service application. General and administrative expenses consist primarily of salaries for executive, finance, customer service and administrative personnel.

   The Company has incurred significant losses since inception and expects to continue to incur losses for the foreseeable future. As of June 30, 2000, the Company had an accumulated deficit of approximately $29.3 million.

   The Company recorded on its balance sheet a capital lease obligation totaling $968,000 in April 2000. The sale-leaseback transaction did not result in any profit or loss for the Company because the selling price of the equipment was equal to the cost on the closing date of the agreement. The term of the agreement is 36 months. The leased equipment is being accounted for in accordance with SFAS No. 13, Accounting for Leases.

   The Company recorded on its balance sheet a deferred stock-based compensation expense totaling $42.9 million in the third and fourth quarters of 1999. This deferred charge consists of an amount of $10.0 million, representing the guaranteed value of options granted to Thomas R. Evans, the Company's Chairman and Chief Executive Officer, and an amount of $32.9 million, representing the estimated value of the common stock underlying options granted to certain other officers and employees of the Company in August, September and November of 1999 in excess of the exercise prices of those options. The $10.0 million deferred charge related to Mr. Evans' options and $23.9 million of deferred charges related to new options granted to other officers and employees is being amortized, on a straight-line basis, over a three-year vesting period, beginning in the third quarter of 1999. $4.5 million of expenses related to option grants to the Company's former Chief Financial Officer, Brian W. Nocco, which beginning in the third quarter of 1999, were being amortized over a three-year vesting period. Mr. Nocco's employment with the Company terminated during the second quarter of 2000, and in connection therewith, as required by generally accepted accounting principles, the Company accounted on its books for the acceleration of the vesting of the unamortized portion of the deferred stock-based compensation relating to Mr. Nocco during the second quarter of 2000. $4.5 million of expenses related to options granted to other officers and employees of the Company were expensed upon completion of its initial public offering on November 29, 1999. See Note 4 to the Company's December 31, 1999 audited financial statements.

   The Company also recorded on its balance sheet a deferred stock-based compensation expense totaling $633,000 in the second quarter of 2000. This deferred charge represented the fair market value of restricted shares of common stock granted to employees as performance-based awards and also in replacement of, and in exchange for cancelled, unvested stock options with exercise prices in excess of the current market value. The deferred charge is being amortized, on a straight-line basis, over a one-year vesting period, which is consistent with the lapsing schedule of the restrictions placed on the common shares. See Note 1 to the Company's accompanying condensed financial statements.

   At June 30, 2000, the amount of deferred stock-based compensation on the Company's balance sheet totaled $25.8 million.

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

STATEMENT OF OPERATIONS DATA:


                                     THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                    -----------------------------------    ---------------------------------
                                         2000                1999              2000                  1999
                                      ----------           ----------        --------              --------

Revenues:
  Transaction fees..............          100%               99%                99%                  98%
  Other revenues...............             -                 1                  1                    2
                                       --------            -----               -----                -----
      Total revenues...........           100               100                100                  100
                                       --------            ------              -----                -----
Cost of revenues:
  Cost of transaction fees......           60                62                 59                   57
  Cost of transaction fees
   to related party.............           20                20                 21                   21
  Cost of other revenues........            -                 -                  1                    -
                                       --------           ------               -----                -----
   Total cost of revenues.......           80                82                 81                   78
                                       --------           ------               -----                -----
Gross profit.....................          20                18                 19                   22
                                       --------           ------               -----                -----
Operating expenses:
  Sales and marketing............          16                 5                 37                    7
  Development costs..............           3                 3                  5                    6
  General and administrative.....          54                 7                 76                    9
  Depreciation and amortization...          2                 1                  3                    1
  Allocated expenses
   from related party............           -                 -                  1                    -
                                      --------            ------               ----                 ----
    Total operating
      expenses...................          76                16                122                   23
                                      --------            ------               ----                 ----
(Loss) income from operations....         (56)                2               (103)                   -

Other (loss) income, net.........           6                (1)                11                    -
                                      --------            -------             -----                 ----
Net (loss) income................         (50)%               1%               (92)%                 (1)%
                                      ========            ========            =====                 =====



COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES

   Total Revenues. Total revenues increased $12.4 million to $17.7 million for the three months ended June 30, 2000 from $5.3 million for the three months ended June 30, 1999, an increase of 234%. This increase is primarily attributable to increases in revenues generated from processing personal federal and state income tax payments during the 2000 tax filing season.

   Federal Transaction Fees. Revenues from processing federal payments are solely related to federal income tax payments for balance-due, extension, and estimated payments. Federal transaction fees increased $10.9 million to $15.1 million for the three months ended June 30, 2000 from $4.2 million for the three months ended June 30, 1999, an increase of 260%. For the three months ended June 30, 2000, the Company processed approximately 164,000 transactions totaling $545.7 million, compared to approximately 41,500 transactions totaling $169.6 million for the three months ended June 30, 1999. The Company believes the increase in revenue from the comparable period in 1999 is primarily the result of new processing of extension and estimated federal tax payments, as well as the advertising of the Company's services by the Company, the IRS, and participating credit card companies. On average, the Company charged a 2.8% convenience fee based upon the dollar amount of the IRS payment for processing personal federal income taxes during the three months ended June 30, 2000, as compared to a 2.5% convenience fee in the three months ended June 30, 1999. Federal transaction fees represented 85% of total revenues for the three months ended June 30, 2000 compared to 80% of total revenues for the three months ended June 30, 1999.

   State Transaction Fees. Revenues from processing state payments are related to state income tax payments for balance-due, estimated and extension personal taxes and sales and use taxes to the states of California, New Jersey, Illinois, Connecticut, Oklahoma, Minnesota and the District of Columbia. State revenues increased $1.2 million to $1.3 million for the three months ended June 30, 2000 from $151,000 for the three months ended June 30, 1999, an increase of 795%. For the three months ended June 30, 2000, we processed approximately 36,800 transactions totaling $46.0 million, compared to approximately 6,400 transactions totaling $5.1 million for the three months ended June 30, 1999. The increase in revenues is primarily related to additional state contracts and additional payment services and options provided to existing state contracts. The Company processed income tax payments for nine states during the three months ended June 30, 2000, as compared to three states during the three months ended June 30, 1999. On average, the Company charged a 2.9% convenience fee based upon the dollar amount of the payment for processing state income and sales and use taxes during the three months ended June 30, 2000, as compared to a 3.0% convenience fee in the three months ended June 30, 1999. State transaction fees represented 7.4% of total revenues for the three months ended June 30, 2000 compared to 3% of total revenues for the three months ended June 30, 1999.

   Local Transaction Fees. Revenues from processing local payments consist of property taxes, traffic violations, parking citations, fax filing, and utility payments. Local revenues increased $398,000 to $1.3 million for the three months ended June 30, 2000 from $868,000 for the three months ended June 30, 1999, an increase of 46%. For the three months ended June 30, 2000, we processed approximately 133,100 transactions totaling $47.0 million, compared to approximately 98,000 transactions totaling $33.4 million for the three months ended June 30, 1999. Revenues from processing property tax payments increased $292,000 to $688,000 for the three months ended June 30, 2000 from $396,000 for the three months ended June 30, 1999, an increase of 74%. Revenues from processing fines for traffic violations increased $68,000 to $361,000 for the three months ended June 30, 2000 from $293,000 for the three months ended June 30, 1999, an increase of 23%. Revenues from processing fines for parking citations increased $35,000 to $109,000 for the three months ended June 30, 2000 from $74,000 for the three months ended June 30, 1999, an increase of 47%. Revenues from other transaction fees increased $3,000 to $108,000 for the three months ended June 30, 2000 from $105,000 for the three months ended June 30, 1999, an increase of 3%. The additional property tax, moving violation, and parking citation clients and increased brand awareness contributed to the increase in local transaction fees. Local transaction fees represented 7% of total revenues for the three months ended June 30, 2000 compared to 16% of total revenues for the three months ended June 30, 1999.

   Other Revenues. Other revenues consist of system sales, maintenance, and consulting revenues. Other revenues increased $31,000 to $67,000 for the three months ended June 30, 2000 from $36,000 for the three months ended June 30, 1999. Other revenues represented 0.4% of total revenues for the three months ended June 30, 2000 compared to 0.7% of total revenues for the three months ended June 30, 1999.

COST OF REVENUES

   Cost of Transaction Fees. Cost of transaction fees increased $9.8 million to $14.2 million for the three months ended June 30, 2000 from $4.4 million for the three months ended June 30, 1999, an increase of 223%. The largest component of cost of transaction fees, merchant discount fees, increased $9.4 million to $13.6 million for the three months ended June 30, 2000 from $4.2 million for the three months ended June 30, 1999, an increase of 224%. The cost of telecommunication charges for the Company's toll-free interactive telephone system increased $428,000 to $518,000 for the three months ended June 30, 2000 from $90,000 for the three months ended June 30, 1999, an increase of 476%. Other cost of transaction fees increased $62,000 to $82,000 for the three months ended June 30, 2000 from $20,000 for the three months ended June 30, 1999, primarily related to Internet costs incurred during the current fiscal period. Cost of transaction fees was 80% of total revenues for the three months ended June 30, 2000, compared to 82% for the three months ended June 30, 1999. The decrease in cost of transaction fees as a percentage of revenues is primarily due to an increase in the average convenience fee charged for federal income tax payments to 2.8% for the 2000 tax filing season compared to 2.5% for the 1999 tax filing season.

   Cost of Other Revenues. Cost of other revenues increased $20,000 to $22,000 for the three months ended June 30, 2000 from $2,000 for the three months ended June 30, 1999.

OPERATING EXPENSES

   Sales and Marketing. Sales and marketing expenses increased $2.6 million to $2.9 million for the three months ended June 30, 2000 from $259,000 for the three months ended June 30, 1999. This increase is primarily attributable to a $1.6 million advertising campaign to promote the Company's services for balance-due, extension, and estimated federal tax payments. The increase is also attributable to amortization of $266,000 for deferred stock-based compensation primarily for options to purchase shares of the Company's common stock at exercise prices below their fair market value at the date of grant which were granted to the Company's sales and marketing employees in August, September, and November 1999. The increase in sales and marketing personnel from June 30, 1999 to June 30, 2000 and sales commission payables also contributed to the increase in sales and marketing expenses. Sales and marketing expenses represented 16% of total revenues for the three months ended June 30, 2000 compared to 5% for the three months ended June 30, 1999.

   Development Costs. Development costs increased $353,000 to $532,000 for the three months ended June 30, 2000 from $179,000 for the three months ended June 30, 1999. The increase is primarily attributable to the increase in engineering personnel and related salary costs from June 30, 1999 to June 30, 2000 and consultants contracted to assist in the enhancement of the interactive voice response platform. Development costs represented 4% of total revenues for the three months ended June 30, 2000 compared to 3% for the three months ended June 30, 1999.

   General and Administrative. General and administrative expenses increased $9.2 million to $9.5 million for the three months ended June 30, 2000 from $347,000 for the three months ended June 30, 1999. This increase is primarily attributable to a non-one-time severance charge for the Company's former Chief Financial Officer, Brian W. Nocco in the amount of $4.1 million. The charge included a non-cash amortization expense of $3.6 million for deferred stock-based compensation for options granted to Mr. Nocco in August, September, and November 1999. The increase is also attributable to additional amortization expense of $2.7 million primarily for deferred stock-based compensation for options to purchase shares of the Company's common stock at exercise prices below their fair market value at the date of grant which were granted to the Company's general and administrative employees in August, September, and November 1999. The additional increase is primarily attributable to the enhancement of the Company's customer service department in preparation and handling of the increased volume of federal and state tax payments during the first two weeks of April 2000. Salary and travel expenses for the Company's general and administrative employees also increased due to the increase in headcount from June 30, 1999 to June 30, 2000. General and administrative expenses represented 54% of total revenues for the three months ended June 30, 2000 compared to 7% for the three months ended June 30, 1999.

   Depreciation and Amortization. Depreciation and amortization increased $384,000 to $429,000 for the three months ended June 30, 2000 from $45,000 for the three months ended June 30, 1999. The increase is primarily related to an increase in IVR equipment purchased during the first quarter of fiscal year 2000 in preparation for the higher volume of federal and state tax payments during the first two weeks of April 2000. The increase is also attributable to the additional office equipment and furniture and fixtures purchased during the Company's move to its new headquarters in May 2000. Depreciation and amortization represented 2% of total revenues for the three months ended June 30, 2000 compared to 1% for the three months ended June 30, 1999.

   Allocated Expenses from Related Parties. Related party expenses were $58,000 for the three months ended June 30, 2000, relating to payments made to Imperial Bank and Bruce Nelson. Imperial Bank, a California chartered bank and wholly owned subsidiary of Imperial Bancorp, is the beneficial owner of approximately 56% of the outstanding stock of the Company and charges the Company for human resource and other services, including payroll processing and benefits administration. Bruce Nelson, one of the Company's directors, provides services in connection with the Company's marketing and advertising campaign, analyst, and other presentations and corporate positioning strategy. The Company did not utilize Imperial Bank's or Mr. Nelson's services during the three months ended June 30, 1999.

OTHER INCOME (EXPENSE), NET

   Other income (expense), net consists of interest income, interest expense and other non-operating expenses. Other income, net increased to $1.0 million for the three months ended June 30, 2000 compared to $33,000 in other expenses, net for the three months ended June 30, 1999. This increase is directly related to higher interest income resulting from higher average cash balances during the recent period, as compared to the second quarter of fiscal year 1999.


COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES

   Total Revenues. Total revenues increased $13.4 million to $19.5 million for the six months ended June 30, 2000 from $6.1 million for the six months ended June 30, 1999, an increase of 220%. This increase is primarily attributable to increases in revenues generated from processing personal federal and state income tax payments during the 2000 tax filing season.

   Federal Transaction Fees. Federal transaction fees increased $11.3 million to $15.6 million for the six months ended June 30, 2000 from $4.3 million for the six months ended June 30, 1999, an increase of 262%. For the six months ended June 30, 2000, the Company processed approximately 174,700 transactions totaling $564.2 million, compared to approximately 44,800 transactions totaling $174.0 million for the six months ended June 30, 1999. Federal transaction fees represented 80% of total revenues for the six months ended June 30, 2000 compared to 71% of total revenues for the six months ended June 30, 1999.

   State Transaction Fees. State revenues increased $1.4 million to $1.6 million for the six months ended June 30, 2000 from $173,000 for the six months ended June 30, 1999, an increase of 826%. For the six months ended June 30, 2000, the Company processed approximately 44,400 transactions totaling $55.6 million, compared to approximately 7,400 transactions totaling $5.8 million for the six months ended June 30, 1999. The increase in revenues is primarily related to additional state contracts and additional payment services and options provided to existing state contracts. State transaction fees represented 8% of total revenues for the six months ended June 30, 2000 compared to 3% of total revenues for the six months ended June 30, 1999.

   Local Transaction Fees. Local revenues increased $657,000 to $2.1 million for the six months ended June 30, 2000 from $1.5 million for the six months ended June 30, 1999, an increase of 45%. For the six months ended June 30, 2000, the Company processed approximately 239,500 transactions totaling $70.2 million, compared to approximately 173,800 transactions totaling $50.3 million for the six months ended June 30, 1999. Revenues from processing property tax payments increased $457,000 to $1.0 million for the six months ended June 30, 2000 from $553,000 for the six months ended June 30, 1999, an increase of 86%. Revenues from processing fines for traffic violations increased $110,000 to $681,000 for the six months ended June 30, 2000 from $571,000 for the six months ended June 30, 1999, an increase of 19%. Revenues from processing fines for parking citations increased $70,000 to $208,000 for the six months ended June 30, 2000 from $138,000 for the six months ended June 30, 1999, an increase of 51%. Revenues from other transaction fees increased $20,000 to $218,000 for the six months ended June 30, 2000 from $198,000 for the six months ended June 30, 1999, an increase of 10%. The additional property tax, moving violation, and parking citation clients and increased brand awareness contributed to the increase in local transaction fees. Local transaction fees represented 11% of total revenues for the six months ended June 30, 2000 compared to 24% of total revenues for the six months ended June 30, 1999.

   Other Revenues. Other revenues increased $96,000 to $234,000 for the six months ended June 30, 2000 from $138,000 for the six months ended June 30, 1999. The increase from the comparable period in the prior fiscal year is related to two significant system sales during the first quarter of 2000. Other revenues represented 1% of total revenues for the six months ended June 30, 2000 compared to 2% of total revenues for the six months ended June 30, 1999.

COST OF REVENUES

   Cost of Transaction Fees. Cost of transaction fees increased $11.0 million to $15.7 million for the six months ended June 30, 2000 from $4.7 million for the six months ended June 30, 1999, an increase of 234%. The largest component of cost of transaction fees, merchant discount fees, increased $10.0 million to $14.6 million for the six months ended June 30, 2000 from $4.6 million for the six months ended June 30, 1999, an increase of 217%. The cost of telecommunication charges for the Company's toll-free interactive telephone system increased $777,000 to $913,000 for the six months ended June 30, 2000 from $136,000 for the six months ended June 30, 1999, an increase of 571%. Other cost of transaction fees increased $108,000 to $138,000 for the six months ended June 30, 2000 from $30,000 for the six months ended June 30, 1999 primarily related to Internet costs incurred during the current fiscal period. Cost of transaction fees was 80% of total revenues for the six months ended June 30, 2000, compared to 78% for the six months ended June 30, 1999. The increase in cost of transaction fees as a percentage of revenues is due primarily to one-time telecommunication costs incurred during the recent period in preparation for the anticipated higher volume of federal and state tax payments during the first two weeks in April 2000 and higher volume of federal income tax payments processed, which has a lower gross profit margin than other services provided.

   Cost of Other Revenues. Cost of other revenues increased $78,000 to $99,000 for the six months ended June 30, 2000 from $21,000 for the six months ended June 30, 1999. The increase in other revenues is primarily attributable to the equipment cost associated with the two significant system sales during the first quarter of 2000.

OPERATING EXPENSES

   Sales and Marketing. Sales and marketing expenses increased $6.9 million to $7.3 million for the six months ended June 30, 2000 from $434,000 for the six months ended June 30, 1999. This increase is primarily related to $4.8 million in advertising expenses incurred during the first and second quarter of 2000 to promote the Company's federal tax payment services and increase brand awareness. The increase is also attributable to amortization of $515,000 primarily for deferred stock-based compensation for options to purchase shares of the Company's common stock at exercise prices below their fair market value at the date of grant which were granted to the Company's sales and marketing employees in August, September, and November 1999. The increase in sales and marketing personnel from June 30, 1999 to June 30, 2000 and sales commission payables also contributed to the increase in sales and marketing expenses. Sales and marketing expenses represented 37% of total revenues for the six months ended June 30, 2000 compared to 7% for the six months ended June 30, 1999.

   Development Costs. Development costs increased $685,000 to $1.0 million for the six months ended June 30, 2000 from $319,000 for the six months ended June 30, 1999 The increase is primarily attributable to the increase in engineering personnel and related salary costs from June 30, 1999 to June 30, 2000 and consultants contracted to assist in the enhancement of the interactive voice response platform. Development costs represented 5% of total revenues for the six months ended June 30, 2000 compared to 5% for the six months ended June 30, 1999.

   General and Administrative. General and administrative expenses increased $14.3 million to $14.8 million for the six months ended June 30, 2000 from $543,000 for the six months ended June 30, 1999. $4.1 million of the increase relates to the one-time severance charge for the Company's former Chief Financial Officer, Brian W. Nocco and $5.6 million of the increase relates to the amortization of deferred stock-based compensation. The additional increase is primarily attributable to the enhancement of the Company's customer service department in preparation and handling of the increased volume of federal and state tax payments during the first two weeks of April 2000. Salary and travel expenses for the Company's general and administrative employees also increased due to the increase in headcount from June 30, 1999 to June 30, 2000. General and administrative expenses represented 76% of total revenues for the six months ended June 30, 2000 compared to 9% for the six months ended June 30, 1999.

   Depreciation and Amortization. Depreciation and amortization increased $537,000 to $619,000 for the six months ended June 30, 2000 from $82,000 for the six months ended June 30, 1999. The increase is primarily related to an increase in IVR equipment purchased during the first quarter of fiscal year 2000 in preparation for the higher volume of federal and state tax payments during the first two weeks of April 2000. The increase is also attributable to the additional office equipment and furniture and fixtures purchased during the Company's move to its new headquarters in May 2000. Depreciation and amortization represented 3% of total revenues for the six months ended June 30, 2000 compared to 1% for the six months ended June 30, 1999.

   Allocated Expenses from Related Parties. Related party expenses were $103,000 for the six months ended June 30, 2000. The
   Company did not utilize Imperial Bank's or Mr. Nelson's services during the six months ended June 30, 1999.

OTHER INCOME (EXPENSE), NET

   Other income (expense), net consists of interest income, interest expense and other non-operating expenses. Other income, net increased to $2.2 million for the six months ended June 30, 2000 from $30,000 in other expenses, net for the six months ended June 30, 1999. This increase is directly related to higher interest income resulting from higher average cash balances during the recent period, as compared to the first two quarters of fiscal year 1999.

INCOME TAXES

   The Company incurred operating losses during the period of its incorporation from September 30, 1999 through June 30, 2000. The Company has recorded a valuation allowance for the full amount of net deferred tax assets, as the future realization of the tax benefit is not currently likely. For the nine months ended September 30, 1999, Official Payments was a California limited liability company. Therefore, all tax operating losses were used by the members of the limited liability company on their respective corporate tax returns.

LIQUIDITY AND CAPITAL RESOURCES

   In November 1999, the Company completed the initial public offering of its common stock and realized net proceeds from the offering of approximately $78.7 million. Prior to the offering the Company had financed its operations through private sales of common stock, with net proceeds of $1.2 million, and through bank and shareholder loans. As of June 30, 2000, the Company had $74.5 million in cash and investments, and $70.0 million in working capital.

   Net cash used in operating activities was $4.0 million and $509,000 for the six months ended June 30, 2000 and 1999, respectively. The cash used in operating activities for the six months ended June 30, 2000 was primarily the result of the Company's net loss offset by non-cash operating expenses (such as amortization of deferred stock-based compensation and depreciation) and an increase in accounts payable and accrued expenses due to improved cash management. The cash used in operating activities for the six months ended June 30, 1999 was primarily the result of the Company's net loss and a decrease in accounts receivable, accounts payable, and accrued expenses.

   Net cash provided from investing activities was $2.9 million for the six months ended June 30, 2000. During the first quarter of 2000, the Company increased its IVR equipment purchases in preparation of the higher volume of federal and state tax payments during the first two weeks of April 2000. Additionally, the Company increased its purchases of office equipment and furniture and fixtures during the Company's move to its new headquarters in May 2000. These expenditures were offset by the sale of short-term investments during the six months ended June 30, 2000. Net cash used in investing activities was $268,000 for the six months ended June 30, 1999. Cash used in investing activities primarily reflects purchases of property and equipment during that period.

   Net cash provided by financing activities was $1.9 million and $395,000 for the six months ended June 30, 2000 and 1999, respectively. The cash generated in fiscal year 2000 was primarily related to the exercise of stock options by one of the Company's directors (although the shares of the Company's common stock so purchased remain subject to a right of repurchase by the Company in accordance with the terms of the Company's 1999 Stock Incentive Plan), and borrowings against a sale-leaseback agreement for interactive voice response telephone system (IVR) equipment that was acquired in preparation for the higher volume of federal and income tax payments made during the first two weeks of April 2000. These cash inflows were offset by the repayment of capital lease agreements. The cash generated in fiscal year 1999 was primarily related to a $440,000 notes payable from the Company's stockholders. This amount was slightly offset by the repayment of capital leases.

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

SEASONALITY AND FLUCTUATION OF QUARTERLY RESULTS

   The Company has generally experienced fiscal quarter over fiscal quarter revenue growth with some seasonal fluctuations, primarily in the second and fourth quarters. The sharp increase in revenues in the second quarter is due to processing personal federal and state income tax payments specifically in the month of April. The fluctuations in the second and fourth quarter also relate to an increase in revenues from processing property tax payments, which are generally collected twice a year - in April and December. We expect that results for the second quarter of future years will continue to be impacted by the April 15th deadline for paying personal federal and state income taxes.

   Since the Company does not process balance-due and extension personal federal income tax payments in the third quarter, revenues in that quarter are expected to be lower than in the second quarter.

   The Company anticipates that its operating expenses will continue to increase due to the expansion of its sales force in order to obtain additional state and municipal clients and the continuous marketing campaign to make consumer users aware of its electronic payment option. If revenues in any quarter do not increase correspondingly with increases in expenses, the Company's results for that quarter would be materially and adversely affected. In addition, as of June 30, 2000, the Company had $25.8 million in deferred stock-based compensation. The Company intends to amortize $25.2 million of this amount on a straight-line basis over the remaining of the three-year vesting period. The Company intends to amortize the remaining $594,000 on a straight-line basis over the remaining of the one-year vesting period.

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

   The table below represents principal amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio.


                        FY2000       FY2001      FY2002      FY2003     FY2004     Thereafter    Total
                        ------       ------      ------      ------     ------     ----------    -----

Money market fund
   and cash             $  2,445     $    -      $    -      $    -     $   -       $     -      $  2,445
Average interest
   Rate                     3.45%      0.00%       0.00%       0.00%     0.00%         0.00%

Investments             $ 72,064     $    -      $    -      $    -     $   -       $     -      $ 72,064
Average interest
   rate                     6.63%      0.00%       0.00%       0.00%     0.00%         0.00%
                        ---------    --------    -------     --------   -------     --------     -------
Total cash and
   investments          $ 74,509     $    -      $    -      $    -     $   -       $     -      $ 74,509
                        ========     =======     =======     =======    =======     ========     ========



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

   After deducting the underwriting discounts and commissions and the offering expenses, the estimated net proceeds to the Company from the offering were approximately $78.7 million. The net offering proceeds have been used to make the following payments: approximately $2.0 million for the purchase and installation of computer equipment to expand transaction processing capabilities and approximately $4.8 million for direct marketing and promotional activities. None of these costs or expenses were paid directly or indirectly to any director or officer of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company or an affiliate of the Company.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the six months ended June 30, 2000, there were no matters submitted to a vote of security holders through a solicitation of proxies or otherwise.


ITEM 5.   OTHER INFORMATION

   On August 9, 2000, the Company entered into an Employment Agreement with Edward J. DiMaria, pursuant to which Mr. DiMaria will serve as the Company's Chief Financial Officer. A copy of this employment agreement is included as an exhibit to this Report. Mr. DiMaria's employment with the Company is expected to begin in late August 2000.

   On July 17, 2000, the Company entered into a contract with the State of Arkansas to accept telephone and Internet tax payments for balance-due, estimated, extension, and sales taxes.

   On June 2, 2000, the Company's Board of Directors approved and adopted the Company's 2000 Stock Incentive Plan (the "2000 Plan"), pursuant to which up to the Company may from time to time grant certain employees of the Company restricted shares of, and/or options to purchase, the Company's common stock. Up to 1,250,000 shares of the Company's common stock are available for issuance under the 2000 Plan. The 2000 Plan is administered by the Compensation Committee of the Board of Directors. Directors and executive officers of the Company are not eligible to participate in the 2000 Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.1 Employment Agreement, dated as of August 9, 2000, between Edward J. DiMaria and the Company.

      10.2 Form of Incentive Stock Option Agreement used by the Company under the Company's 1999 Stock Incentive Plan (also referenced as Annex A to Exhibit 10.1 hereto).

      10.3 Form of Non-Qualified Stock Option Agreement used by the Company under the Company's 1999 Stock Incentive Plan (also referenced as Annex B to Exhibit 10.1 hereto).

      27.1  Financial Data Schedule.

(b)   Reports on Form 8-K

      No current reports on Form 8-K were filed during the quarter covered by this report.


                                 SIGNATURES


   In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                              OFFICIAL PAYMENTS CORPORATION


August 11, 2000               By:   /s/ Thomas R. Evans
                                   ----------------------------
                                   Thomas R. Evans
                                   Chairman of the Board and Chief Executive
                                   Officer


August 11, 2000               By:  /s/ Hyunjin F. Lerner
                                   ----------------------------
                                   Hyunjin F. Lerner
                                   Controller (Chief Accounting Officer)



                             INDEX TO EXHIBITS

Exhibit
No.               Description
-------           -----------

10.1 Employment Agreement, dated as of August 9, 2000, between Edward J. DiMaria and the Company.

10.2 Form of Incentive Stock Option Agreement used by the Company under the Company's 1999 Stock
                  Incentive Plan (also referenced as Annex A to
                  Exhibit 10.1 hereto).

10.3 Form of Non-Qualified Stock Option Agreement used by the Company under the Company's 1999 Stock
                  Incentive Plan (also referenced as Annex B to
                  Exhibit 10.1 hereto).

27.1              Financial Data Schedule