Form 10-Q
period 2000-09-30
OFFICIAL PAYMENTS CORP
filed 2000-11-14
CIK 1094998

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________


                      Commission File Number 000-28187


                       OFFICIAL PAYMENTS CORPORATION
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                     Delaware                           52-2190781
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)         Identification Number)


Three Landmark Square
Stamford, CT                                                  06901-2501
-----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


                               (203) 356-4200
-----------------------------------------------------------------------------
            (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.  Yes  X   No___

           As of November 7, 2000, 21,510,770 shares of the registrant's common stock were issued and outstanding.



                       OFFICIAL PAYMENTS CORPORATION
                                 FORM 10-Q
                  FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                             TABLE OF CONTENTS


  ITEM                                                            PAGE NUMBER
  ----                                                            -----------

                       PART I: FINANCIAL INFORMATION

Item 1.       Financial Statements..................................      3

                  Condensed Balance Sheets as of September 30, 2000
                  and December 31, 1999.............................      3

                  Condensed Statements of Operations for the three and nine-month periods ended September 30, 2000 and 1999.. 4

                  Condensed Statements of Cash Flows for the nine-month
                  periods ended September 30, 2000 and 1999.............  5

                  Notes to the Condensed Financial Statements...........  6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................     10

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk...........................................     19

                         PART II: OTHER INFORMATION

Item 1.       Legal Proceedings.....................................     20

Item 2.       Changes in Securities and Use of Proceeds.............     20

Item 3.       Defaults Upon Senior Securities.......................     20

Item 4.       Submission of Matters to a Vote of Security
              Holders................................................    21

Item 5.       Other Information.....................................     21

Item 6.       Exhibits and Reports on Form 8-K......................     22

Signatures..........................................................     22
Index to Exhibits



                                   PART I
                           FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                       OFFICIAL PAYMENTS CORPORATION
                          CONDENSED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                       2000            1999
                                                                  -------------     ------------
                                                                  (Unaudited)

ASSETS
Current assets:
  Cash .............................................             $     712          $   1,643
  Short-term investments............................                70,638             79,182
  Accounts receivable, net..........................                 1,091              1,135
  Prepaid expenses..................................                   268                465
  Other current assets..............................                    24                 73
                                                                                    ---------
    Total current assets............................                72,733             82,498
Property and equipment, net.........................                 5,773              1,802
Other assets........................................                    95                  -
                                                                 ---------          ---------
    Total assets....................................             $  78,601          $  84,300
                                                                 =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................             $     315          $     176
  Accrued merchant discount fees....................                 1,440                419
  Accrued payroll and severance.....................                 1,749                551
  Accrued expenses..................................                 2,112                931
  Deferred revenues.................................                   110                 65
  Current portion of notes payable and capital
   lease obligations................................                   583                206
                                                                  --------          ---------
    Total current liabilities.......................                 6,309              2,348
Notes payable and capital lease obligations.........                   712                391
                                                                  --------          ---------
    Total liabilities...............................                 7,021              2,739
                                                                  --------          ---------

Stockholders' equity:
  Common stock, $.01 par value; 150,000,000 shares authorized;
    21,512,270 and 21,262,820 shares issued and outstanding
    as of September 30, 2000 and December 31, 1999,
    respectively....................................                   215                213
  Additional paid-in capital........................               129,500            127,707
  Deferred stock-based compensation.................               (22,788)           (34,965)
  Accumulated deficit...............................               (35,347)           (11,394)
                                                                 ---------          ---------
          Stockholders' equity......................                71,580             81,561
                                                                 ---------          ---------
      Total liabilities and stockholders' equity....             $  78,601          $  84,300
                                                                 =========          =========

                         See accompanying notes to condensed financial statements.



                       OFFICIAL PAYMENTS CORPORATION
                     CONDENSED STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                (UNAUDITED)


                                     THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                    -----------------------------------    --------------------------------
                                        2000                  1999             2000             1999
                                      ----------           ----------        --------         ---------

Revenues:
  Transaction fees..............       $  3,383           $  1,020           $ 22,687          $  6,995
  Other revenues...............              31                 75                266               213
                                       --------           --------           --------          --------
      Total revenues...........           3,414              1,095             22,953             7,208
                                       --------           --------           --------          --------
Cost of revenues:
  Cost of transaction fees......          1,798                126             13,416             3,577
  Cost of transaction fees
   to related party.............            880                319              4,925             1,612
  Cost of other revenues........              5                100                104               121
                                       --------           --------           --------          --------
   Total cost of revenues......           2,683                545             18,445             5,310
                                       --------           --------           --------          --------
Gross profit.....................           731                550              4,508             1,898
                                       --------           --------           --------          --------
Operating expenses:
  Sales and marketing............         1,661                368              8,977               802
  Development costs..............           743                383              1,757               702
  General and
   administrative................         5,146              1,105             19,927             1,648
  Depreciation and
   amortization..................           410                 50              1,029               132
  Allocated expenses
   from related parties..........            15                125                118               125
                                       --------           --------           --------          --------
    Total operating
      expenses...................         7,975              2,031             31,808             3,409
                                       --------           --------           --------          --------
Loss from operations.............        (7,244)            (1,481)           (27,300)           (1,511)
Interest and other
   income (expenses), net........         1,168                  1              3,347               (29)
                                      ---------          ----------          ---------         ---------
Net loss.........................     $  (6,076)         $  (1,480)          $(23,953)         $ (1,540)
                                      ==========         ==========          =========         =========

Basic and diluted
   net loss per share............     $   (0.28)         $   (0.10)          $  (1.12)         $  (0.10)
                                        ========           ========          ========           ========
Shares used in computing
   basic and diluted
   net loss per share.............       21,495             15,000             21,392            15,000
                                       ========            ========            ========          =======

         See accompanying notes to condensed financial statements.



                       OFFICIAL PAYMENTS CORPORATION
                     CONDENSED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                (UNAUDITED)


                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -----------------------------------
                                                                         2000               1999
                                                                     ----------         ----------

Cash flow used in operating activities:
  Net loss..........................................                     $ (23,953)    $  (1,540)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation and amortization................                         1,029           132
       Amortization of deferred stock-based
       compensation.................................                        12,770           516
       Services performed by related party..........                             -           118
Changes in operating assets and liabilities
       Accounts receivable..........................                            44            22
       Prepaid expenses and other assets............                           151          (698)
       Accounts payable and other accrued expenses..                         3,539           538
       Deferred revenues............................                            45             8
                                                                          --------     ---------
         Net cash used in operating activities......                        (6,375)         (904)
                                                                          --------     ---------
Cash flows provided by (used in) investing activities:
  Proceeds from sale of short-term investments......                         8,544             -
  Capital expenditures..............................                        (4,970)         (255)
                                                                          ---------    ----------
         Net cash provided by (used in) investing
            activities..............................                         3,574          (255)
                                                                          --------     ----------
Cash flow provided by financing activities:
  Proceeds from exercise of stock options, net......                         1,202             -
  Borrowings on sale-leaseback agreement............                           968             -
  Notes payable to related party....................                             -         1,132
  Advances from related party.......................                             -           440
  Repayment of notes payable to related party.......                             -          (440)
  Repayment of notes payable and capital leases.....                          (300)          (90)
                                                                          --------     ----------
         Net cash provided by financing activities..                         1,870         1,042
                                                                          --------     ----------

Net decrease in cash................................                          (931)         (117)
Cash at the beginning of the period.................                         1,643           631
                                                                          --------      ---------
Cash at the end of the period.......................                     $     712      $    514

Supplement disclosure of noncash activity:
Cash paid for interest..............................                     $     278      $     66
                                                                         =========      ========
Assets acquired through capital leases..............                     $     998      $     94
                                                                         =========      ========
Cash paid for income taxes..........................                     $      37      $      0
                                                                         =========      ========


         See accompanying notes to condensed financial statements.



                       OFFICIAL PAYMENTS CORPORATION
                  NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Official Payments Corporation was formed as U.S. Audiotex, LLC, a California limited liability company (the "LLC"), on June 26, 1996. U.S. Audiotex Corporation, a Delaware corporation (the "Company"), was formed on August 24, 1999. Effective September 30, 1999, the LLC merged with and into the Company. On October 20, 1999, the Company changed its name to "Official Payments Corporation". The Company provides credit card payment options for consumers to pay personal federal and state income taxes, sales and use taxes, tuition payments, Department of Motor Vehicles ("DMV") fees, property taxes and fines for traffic violations and parking citations, at the Company's website or via the telephone.

BASIS OF PRESENTATION

   The accompanying condensed financial statements as of September 30, 2000, and the three and nine months ended September 30, 2000 and 1999, are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999. These adjustments are of a normal, recurring nature. These condensed financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results for the nine months ended September 30, 2000 are not necessarily indicative of the expected results for the year ending December 31, 2000. Certain prior period balances have been reclassified to conform to the current period presentation.

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

INVESTMENTS

     As of September 30, 2000, the Company had short-term investments of $70.6 million. The Company classifies its short-term investments as "available-for-sale." Financial instruments classified as short-term investments include government securities and commercial paper, with maturity dates of less than six months at the date of acquisition. Such short-term investments are recorded at fair value based on quoted market prices, with unrealized gains and losses recorded as other comprehensive income (loss) until realized. As of September 30, 2000, no comprehensive income (loss) was reported, as the fair value of the Company's short-term investments approximated the quoted market prices.

COMPREHENSIVE INCOME (LOSS)

   The Company has no components of other comprehensive income (loss).

STOCK-BASED COMPENSATION

    In the third and fourth quarter of 1999, the Company recorded on its balance sheet a deferred amount representing the estimated fair value of the common stock underlying options granted to certain officers and employees of the Company in August, September, and November of 1999 in excess of the exercise prices of those options.

     In the second quarter of 2000, the Company recorded on its balance sheet deferred stock-based compensation totaling $633,000 representing the fair value of restricted shares of common stock granted to employees as performance-based awards and also in replacement of, and in exchange for cancelled, unvested stock options with exercise prices in excess of the current market value at the time of grant.

    The Company uses the intrinsic value method to account for all of its employee stock-based compensation plans. Expense associated with stock-based compensation is being amortized on a straight-line basis over the vesting period of the individual award consistent with the method described in Accounting Principles Board (APB) Opinion No. 25 and FASB Interpretation No. 44.

REVENUE RECOGNITION

     The Company's revenues consist primarily of transaction revenues from convenience fees paid by consumers for credit card payment services provided by the Company. Convenience fees are charged based on the amount of the payment processed and the type of payment. Transaction fees are recognized in the period the services are provided. Other revenues consist of the sale of customized systems which include software licenses, implementation services, training and post contract support related to these system sales.

ADVERTISING EXPENSE

     The cost of advertising is expensed as incurred. Such costs are included in sales and marketing expense and totaled approximately $79,500 and $10,300 for the three months ended September 30, 2000 and 1999 respectively, and $4.9 million and $62,300 for the nine months ended September 30, 2000 and 1999, respectively.

Note 2. NET LOSS PER SHARE

     Basic net loss per share is computed by dividing net loss by the weighted-average number of outstanding shares of common stock in the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding and, when dilutive, potential common shares from options to purchase common stock using the treasury stock method.

    The following table presents the calculation of basic and diluted net loss per share (in thousands, except share and per share data):


                                      THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                    -----------------------------------    -----------------------------------
                                        2000                 1999               2000               1999
                                      ----------         ----------            -------           -------

  Net (loss) income.............     $   (6,076)       $    (1,480)         $   (23,953)     $     (1,540)

  Weighted-average shares
    used in computing basic
    and diluted net loss per
    common share................     21,495,074         15,000,000           21,391,642        15,000,000
                                    -----------        -----------          -----------       ------------
  Basic and diluted net loss
    per common share ...........    $     (0.28)       $     (0.10)         $     (1.12)      $     (0.10)
                                    ------------       ------------         ------------      -------------


Net loss per share for the three and nine months ended September 30, 2000 does not include the effect of approximately 5,059,423 and 6,457,779 stock options, respectively, with a weighted-average exercise prices of $1.72 and $4.57 per share, respectively, because their effects are anti-dilutive. There were no potentially dilutive common stock equivalents outstanding as of September 30, 1999.

Note 3. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following (in thousands):


                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                -----------------------------------
                                                                  2000                  1999
                                                                 --------             --------

Computer equipment..............................                $  6,307            $   1,836
Furniture and fixtures..........................                   1,014                  485
                                                                ---------           ---------
                                                                   7,321                2,321

Less accumulated depreciation and amortization..                   1,548                  519
                                                                ---------           ---------
                                                                $  5,773            $   1,802
                                                                =========           =========

   In April 2000, the Company entered into a sale-leaseback agreement for approximately $968,000 in interactive voice response system (IVR) equipment. The sale-leaseback transaction did not result in any profit or loss for the Company because the selling price of the equipment was equal to the cost on the closing date of the agreement. The term of the agreement is 36 months. The leased equipment was accounted for as a capital lease, in accordance with SFAS No. 13 Accounting for Leases, and is included as computer equipment as of September 30, 2000.

Note 4. AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION

    Amortization of deferred stock-based compensation consists of the following (in thousands):


                                        THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                    -----------------------------------    ---------------------------------
                                        2000                  1999              2000           1999
                                      ----------           ----------        ----------      ---------

Sales and marketing.............       $    318           $     67          $     833        $    67
Development costs...............             38                 57                 48             57
General and administrative......          2,614                392             11,889            392
                                       --------           ---------         ---------        --------
                                       $  2,970           $    516          $  12,770        $   516
                                       ========           ========          =========        ========


Note 5. SEVERANCE AND OTHER RELATED CHARGES

    During the second quarter of 2000, the Company incurred $4.1 million in severance and other related charges in conjunction with the departure of the former Chief Financial Officer, Brian W. Nocco, which are included in general and administrative expenses on the condensed statement of operations. The largest component of this expense was a non-cash deferred stock-based compensation charge, in accordance with generally accepted accounting principles and pursuant to his previously existing employment contract, of $3.6 million, representing the acceleration of the vesting of options granted to Mr. Nocco in August, September, and November of 1999 at exercise prices below their fair market values at the dates of grant. The remaining $522,000 is attributable to severance, relocation, and other contractual obligations, required to be estimated and accrued for by generally accepted accounting principles, and the unpaid portion is included in accrued payroll and severance on the condensed balance sheets.

Note 6. INTEREST AND OTHER INCOME (EXPENSE), NET

    Interest and other income (expense), net, consists of the following (in thousands):


                                      THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                    -----------------------------------    -----------------------------------
                                        2000                  1999            2000             1999
                                      ----------           ----------        ----------     ----------

Interest income.................    $   1,200               $     3           $  3,615        $     17
Interest expense...............           (42)                  (21)              (283)            (69)
Other income (expenses), net....           10                    19                 15              23
                                    ----------              -------           ---------       ---------
                                    $   1,168               $     1           $  3,347        $    (29)
                                    ==========              =======           =========       =========


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


                                         THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                      -----------------------------------    -----------------------------------
                                           2000               1999             2000              1999
                                      ----------           ----------        ----------      ----------

Revenues by product are
  Transaction fees:
    Federal..................          $  1,831            $     -           $  17,416        $   4,342
    State....................               401                118               2,003              291
    Local....................             1,151                902               3,268            2,362
  Other revenues.............                31                 75                 266              213
                                      ---------            --------          ---------        ---------
  Total revenues.............         $   3,414            $ 1,095           $  22,953        $   7,208
                                      =========            ========          =========        =========


Note 8. SUBSEQUENT EVENTS

     On November 1, 2000, the board of directors of Imperial Bancorp, the parent holding company of Imperial Bank (which owns approximately 56% of the Company's outstanding common stock), approved a definitive agreement to be acquired in a tax-free, stock-for-stock transaction by Comerica Incorporated. Comerica and Imperial Bancorp have announced that they expect the transaction to close in the first quarter of 2001. Currently, Imperial Bank provides the Company with certain human resources and payroll services (for which the Company pays Imperial Bank a fee), and the Company is currently evaluating various internal and outsourcing options to have these services provided in the future.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. Such statements are based upon the current economic environment and current expectations that involve risks and uncertainties, including, but not limited to statements regarding the Company's competitive position, expected operating and financial performance, business model and expected growth of electronic payments to government entities. All forward-looking statements included in this report are based upon information available to the Company as of the date hereof. You are cautioned that these statements are not guarantees of future performance. The Company's actual results and the timing of certain events may differ significantly from those anticipated in, or caused by, any forward-looking statements as a result of certain risks and uncertainties, including, without limitation, the general economic and business conditions, major systems failures, constraints in capacity, rapid technological changes, ability to retain existing government contracts and enter into new government contracts, competitive nature of the market in which the Company competes, the early stages of development of the Company's products, and the lack of widespread market acceptance of the Company's products. A more complete description of these and other risks and uncertainties associated with the Company's business can be found in the Company's filings with the United States Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 1999. The Company does not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

     Official Payments Corporation is the leading provider of electronic payment options to government entities enabling consumers to use their credit cards to pay, through the Internet or over the telephone, personal federal and state income taxes, sales and use taxes, property taxes and fines for traffic violations and parking citations. The Company added two new payment types to its services during the third quarter of 2000, higher education and DMV. The Company will begin collecting tuition payments in October 2000 for two of the state universities in Illinois. In addition, the Company's contracts with the state of Arkansas, beginning in February 2001, provide for the processing of the state's DMV fees. The Company's interactive toll-free telephone number, 1-888-2PAY-TAXSM, allows customers to make payments and receive certain customer service information. The Company's website, at www.officialpayments.com, currently allows consumers to make certain payments through the Internet.

     The Company's revenues consist primarily of convenience fees, which are transaction fees paid by consumers for using the Company's credit card payment services. For processing personal federal and state income tax payments and local property tax payments, the convenience fee charged is a percentage of the payment amount. For processing fines for traffic violations and parking citations, a fixed amount is charged per ticket. The Company also derives a small amount of other revenues from sales of its proprietary technologies and related services to government entities. In these cases, revenues from software systems sales are recognized upon installation and completion of training, and revenues from maintenance are recognized ratably over the service period based on vendor-specific objective evidence. Consulting revenues are recognized as the services are performed.

     The Company's contract with the IRS currently accounts for a significant portion of the Company's revenues. The Company has offered its services for the balance-due and extension payment of personal federal income taxes due on April 17, 2000 (1999 tax year) and continues to offer its services for estimated tax payments for the 2000 tax year. In the nine months ended September 30, 2000, convenience fees from tax payments to the IRS accounted for approximately 76% of the Company's total revenues. The IRS has selected the Company to provide electronic payment services with respect to balance-due and extension tax payments for the 2000 tax year, as well as estimated tax payments for the 2001 tax year (with the IRS having the option to renew the Company's services for an additional year). If the IRS does not continue to select the Company to perform these services in subsequent years, the business, operating results and financial position of the Company could be materially and adversely affected.

     The Company's primary cost of revenues is the merchant discount fee paid to its credit card processors, which is a function of the total amount paid by the consumer, depending on the credit card used and the type of transaction. The Company also incurs telecommunications costs through its telephone conduit.

     Processing fines for traffic violations and parking citations produces a higher gross margin as a percentage of related revenue than processing income tax, property tax payments and other Company services. The convenience fee, as a percentage of fines processed for traffic violations and parking citations is significantly greater because such fees are fixed and, in most cases, represents a greater percentage of related dollars processed.

     Operating expenses include sales and marketing expenses, development costs, general and administrative expenses, depreciation and amortization, and allocated expenses from related parties. The largest component of these expenses was the amortization of deferred stock-based compensation, which amounted to approximately $3.0 million and $12.8 million for the three and nine months ending September 30, 2000. The amortization expense for the nine months ended September 30, 2000 included a one-time $3.6 million non-cash deferred stock-based compensation charge for the Company's former Chief Financial Officer, Brian W. Nocco, which was incurred in the second quarter in connection with the termination of his employment with the Company.

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

     The Company has incurred significant losses since inception and expects to continue to incur losses for the foreseeable future. As of September 30, 2000, the Company had an accumulated deficit of approximately $35.3 million.

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

     The Company recorded on its balance sheet deferred stock-based compensation totaling $42.9 million in the third and fourth quarters of 1999. This deferred charge consists of an amount of $10.0 million, representing the guaranteed value of options granted to Thomas R. Evans, the Company's Chairman and Chief Executive Officer, and an amount of $32.9 million, representing the estimated value of the common stock underlying options granted to certain other officers and employees of the Company in August, September and November of 1999 in excess of the exercise prices of those options. The $10.0 million deferred charge related to Mr. Evans' options and $23.9 million of deferred charges related to new options granted to other officers and employees is being amortized, on a straight-line basis, over a three-year vesting period, beginning in the third quarter of 1999. $4.5 million of deferred compensation related to option grants to the Company's former Chief Financial Officer, Brian W. Nocco, which beginning in the third quarter of 1999 were being amortized over a three-year vesting period. Mr. Nocco's employment with the Company terminated during the second quarter of 2000, and in connection therewith, as required by generally accepted accounting principles and pursuant to his previously existing employment contract, the Company accounted on its books for the acceleration of the vesting of the unamortized portion of the deferred stock-based compensation relating to Mr. Nocco during the second quarter of 2000. $4.5 million of deferred compensation related to options granted to other officers and employees of the Company were expensed upon completion of its initial public offering on November 29, 1999. See Note 4 to the Company's December 31, 1999 audited financial statements.

     The Company also recorded on its balance sheet deferred stock-based compensation totaling $633,000 in the second quarter of 2000. This deferred charge represented the fair market value of restricted shares of common stock granted to employees as performance-based awards and also in replacement of, and in exchange for cancelled, unvested stock options with exercise prices in excess of the current market value. The deferred charge is being amortized, on a straight-line basis, over a one-year vesting period, which is consistent with the lapsing schedule of the restrictions placed on the common shares.

     At September 30, 2000, the amount of deferred stock-based compensation on the Company's balance sheet totaled $22.8 million.

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


STATEMENT OF OPERATIONS DATA:


                                        THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                    -----------------------------------    -----------------------------------
                                         2000                 1999              2000                1999
                                      ----------           ----------        ----------          ----------
Revenues:
  Transaction fees..............             99%                 93%              99%               97%
  Other revenues...............               1                   7                1                 3
                                        --------            --------           ------              -----
      Total revenues...........             100                 100              100               100
                                        --------            --------           ------              -----
Cost of revenues:
  Cost of transaction
   fees.........................             53                  12               59                50
  Cost of transaction fees
   to related party.............             26                  29               21                22
  Cost of other revenues........              0                   9                0                 2
                                       --------            --------             -----              -----
   Total cost of
     revenues....................            79                  50               80                74
                                       --------            --------             -----              -----
Gross profit.....................            21                  50               20                26
                                       --------            --------             -----              ------
Operating expenses:
  Sales and marketing............            49                  34               39                11
  Development costs..............            22                  35                8                10
  General and
   administrative................           150                 100               87                22
  Depreciation and
   amortization..................            12                   5                4                 2
  Allocated expenses
   from related party............             0                  11                1                 2
                                        --------           --------             ------            ------
    Total operating
      expenses...................           233                 185              139                47
                                        --------           --------             ------            ------
(Loss) income from operations....          (212)               (135)            (119)              (21)
Other income, net................            34                   0               15                 0
                                        --------           --------             ------            ------
Net loss.........................          (178)%              (135)%           (104)%             (21)%
                                        ========           =========            ======            ======


COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES

     Total Revenues. Total revenues increased $2.3 million to $3.4 million for the three months ended September 30, 2000 from $1.1 million for the three months ended September 30, 1999, an increase of 209%. This increase is primarily attributable to increases in revenues generated from processing federal income tax payments for balance-due and estimated payments and state income and sales and use tax payments for the 2000 tax filing season.

     Federal Transaction Fees. Revenues from processing federal payments during the third quarter are derived from convenience fees for federal income tax payments for balance-due for the 1999 tax year and estimated payments for the 2000 tax year. Federal transaction fees were $1.8 million for the three months ended September 30, 2000. For the three months ended September 30, 2000, the Company processed approximately 17,800 transactions totaling $66.0 million. On average, the Company charged a 2.8% convenience fee based upon the dollar amount of the IRS payment for processing personal federal income taxes during the three months ended September 30, 2000. The Company did not process any payments for federal income taxes during the third quarter of 1999, as the Company's contract for the 1998 tax year only covered balance due payments, accepted through April 19, 1999. Federal transaction fees represented 53% of total revenues for the three months ended September 30, 2000.

     State Transaction Fees. Revenues from processing state payments are related to state income tax payments for balance-due and estimated personal taxes and sales and use taxes to the states of California, New Jersey, Illinois, Connecticut, Oklahoma, Minnesota and the District of Columbia and sales and use tax to the states of California and New Jersey. State transaction fees increased $283,000 to $401,000 for the three months ended September 30, 2000 from $118,000 for the three months ended September 30, 1999, an increase of 240%. For the three months ended September 30, 2000, the Company processed approximately 9,900 transactions totaling $13.6 million, compared to approximately 4,900 transactions totaling $3.9 million for the three months ended September 30, 1999. The increase in revenues is primarily related to additional state contracts and additional payment services and options provided to existing state contracts. The Company processed income tax payments for seven states during the three months ended September 30, 2000, as compared to three states during the three months ended September 30, 1999. On average, the Company charged a 3.0% convenience fee based upon the dollar amount of the payment for processing state income and sales and use taxes during the three months ended September 30, 2000, as compared to a 3.1% convenience fee in the three months ended September 30, 1999. State transaction fees represented 12% of total revenues for the three months ended September 30, 2000 compared to 11% of total revenues for the three months ended September 30, 1999.

     Local Transaction Fees. Revenues from processing local payments consist of property taxes, traffic violations, parking citations, fax filing, and utility payments. Local transaction fees increased $249,000 to $1.2 million for the three months ended September 30, 2000 from $902,000 for the three months ended September 30, 1999, an increase of 28%. For the three months ended September 30, 2000, the Company processed approximately 135,800 transactions totaling $33.2 million, compared to approximately 96,300 transactions totaling $23.6 million for the three months ended September 30, 1999. Revenues from processing property tax payments increased $156,000 to $557,000 for the three months ended September 30, 2000 from $401,000 for the three months ended September 30, 1999, an increase of 39%. Revenues from processing fines for traffic violations increased $46,000 to $363,000 for the three months ended September 30, 2000 from $317,000 for the three months ended September 30, 1999, an increase of 15%. Revenues from processing fines for parking citations increased $43,000 to $111,000 for the three months ended September 30, 2000 from $68,000 for the three months ended September 30, 1999, an increase of 63%. Revenues from other transaction fees increased $4,000 to $120,000 for the three months ended September 30, 2000 from $116,000 for the three months ended September 30, 1999, an increase of 3%. The additional property tax, moving violation, and parking citation clients and increased brand awareness contributed to the increase in local transaction fees. Local transaction fees represented 34% of total revenues for the three months ended September 30, 2000 compared to 82% of total revenues for the three months ended September 30, 1999.

     Other Revenues. Other revenues during the three months ended September 30, 2000 consist of maintenance and consulting revenues. Other revenues decreased $44,000 to $31,000 for the three months ended September 30, 2000 from $75,000 for the three months ended September 30, 1999. The decrease in other revenues is due primarily to no stand-alone system sales during the third quarter of 2000, as compared to one system sale during the third quarter of 1999. Other revenues represented 1% of total revenues for the three months ended September 30, 2000 compared to 7% of total revenues for the three months ended September 30, 1999.

COST OF REVENUES

     Cost of Transaction Fees. Cost of transaction fees increased $2.2 million to $2.7 million for the three months ended September 30, 2000 from $445,000 for the three months ended September 30, 1999, an increase of 494%. The largest component of cost of transaction fees, merchant discount fees, increased $1.9 million to $2.3 million for the three months ended September 30, 2000 from $364,000 for the three months ended September 30, 1999, an increase of 522%. The average merchant discount rate was 2.08% for the three months ended September 30, 2000, as compared to 1.69% for the three months ended September 30, 1999. The cost of telecommunication charges for the Company's IVR system increased $233,000 to $293,000 for the three months ended September 30, 2000 from $60,000 for the three months ended September 30, 1999, an increase of 388%. Other cost of transaction fees increased $19,000 to $40,000 for the three months ended September 30, 2000 from $21,000 for the three months ended September 30, 1999, primarily related to Internet costs incurred during the current fiscal period. These costs increased as a direct result of the Company's increase in dollars processed during the quarter. Cost of transaction fees was 79% of total revenues for the three months ended September 30, 2000, compared to 41% for the three months ended September 30, 1999. The increase in cost of transaction fees as a percentage of revenues is primarily due to increases in federal and state tax payments during the current period, which have a lower gross profit margin than other services provided and increased telecommunication costs resulting from the increased number of servers in operation, as compared to the third quarter of fiscal year 1999.

     Cost of Other Revenues. Cost of other revenues decreased $95,000 to $5,000 for the three months ended September 30, 2000 from $100,000 for the three months ended September 30, 1999. The decrease is primarily due to no stand-alone system sales during the third quarter of 2000, as compared to one system sale during the third quarter of 1999.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased $1.3 million to $1.7 million for the three months ended September 30, 2000 from $368,000 for the three months ended September 30, 1999. This increase is primarily attributable to an increase in sales commission expenses during the three months ended September 30, 2000. The increase is also attributable to an increase in amortization of deferred stock-based compensation of $252,000 to $319,000 for the three months ended September 30, 2000, from $67,000 for the three months ended September 30, 1999. The increase in salary and travel expenses resulting from the increase in sales and marketing personnel from September 30, 1999 to September 30, 2000 also contributed to the increase in sales and marketing expenses. Sales and marketing expenses represented 49% of total revenues for the three months ended September 30, 2000 compared to 34% for the three months ended September 30, 1999.

     Development Costs. Development costs increased $360,000 to $743,000 for the three months ended September 30, 2000 from $383,000 for the three months ended September 30, 1999. The increase is primarily attributable to the increase in engineering personnel and related salary costs from September 30, 1999 to September 30, 2000. Development costs represented 22% of total revenues for the three months ended September 30, 2000 compared to 35% for the three months ended September 30, 1999.

     General and Administrative. General and administrative expenses increased $4.0 million to $5.1 million for the three months ended September 30, 2000 from $1.1 million for the three months ended September 30, 1999. The increase is primarily attributable to an increase in amortization of deferred stock-based compensation of $2.2 million to $2.6 million for the three months ended September 30, 2000, from $392,000 for the three months ended September 30, 1999. Salary and travel expenses for the Company's general and administrative employees also increased due to the increase in headcount from September 30, 1999 to September 30, 2000. General and administrative expenses represented 150% of total revenues for the three months ended September 30, 2000 compared to 100% for the three months ended September 30, 1999.

     Depreciation and Amortization. Depreciation and amortization increased $360,000 to $410,000 for the three months ended September 30, 2000 from $50,000 for the three months ended September 30, 1999. The increase is primarily related to an increase in IVR equipment purchased during the first quarter of fiscal year 2000 in preparation and handling of the higher volume of federal and state tax payments. The increase is also attributable to the additional office equipment and furniture and fixtures purchased during the Company's move to its new headquarters in May 2000. Depreciation and amortization represented 12% of total revenues for the three months ended September 30, 2000 compared to 5% for the three months ended September 30, 1999.

     Allocated Expenses from Related Parties. Related party expenses were $15,000 for the three months ended September 30, 2000, as compared to $125,000 for the three months ended September 30, 1999. Related party expenses consist of payments to Imperial Bank and Bruce Nelson. Imperial Bank, a California chartered bank and wholly owned subsidiary of Imperial Bancorp, is the beneficial owner of approximately 56% of the outstanding common stock of the Company and charges the Company for human resource and other services, including payroll processing and benefits administration. Bruce Nelson, one of the Company's directors, provides consulting services in connection with the Company's marketing and advertising campaigns and corporate positioning strategies. The three months ended September 30, 1999 also includes a one-time non-cash allocation of $118,000 for Imperial Bank employees that provided consulting services related to the Company's initial public offering.


OTHER INCOME (EXPENSE), NET

   Other income (expense), net, consists of interest income, interest expense and other non-operating expenses. Other income, net, increased to $1.2 million for the three months ended September 30, 2000 compared to $1,000 in other income, net for the three months ended September 30, 1999. This increase is directly related to higher interest income resulting from higher average cash balances during the recent period, as compared to the third quarter of fiscal year 1999.


COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES

     Total Revenues. Total revenues increased $15.7 million to $22.9 million for the nine months ended September 30, 2000 from $7.2 million for the nine months ended September 30, 1999, an increase of 218%. This increase is primarily attributable to increases in revenues generated from processing personal federal and state income tax payments for the 1999 and 2000 tax year and increases in the total number of clients and services provided subsequent to September 30, 1999.

     Federal Transaction Fees. Federal transaction fees increased $13.1 million to $17.4 million for the nine months ended September 30, 2000 from $4.3 million for the nine months ended September 30, 1999, an increase of 305%. For the nine months ended September 30, 2000, the Company processed approximately 192,500 transactions totaling $630.2 million, compared to approximately 44,800 transactions totaling $174.0 million for the nine months ended September 30, 1999. On average, the Company charged a 2.8% convenience fee based upon the dollar amount of the IRS payment for processing personal federal income taxes during the nine months ended September 30, 2000. The Company did not process federal tax payments during the third quarter of 1999. Federal transaction fees represented 76% of total revenues for the nine months ended September 30, 2000 compared to 60% of total revenues for the nine months ended September 30, 1999.

     State Transaction Fees. State transaction fees increased $1.7 million to $2.0 million for the nine months ended September 30, 2000 from $291,000 for the nine months ended September 30, 1999, an increase of 584%. For the nine months ended September 30, 2000, the Company processed approximately 54,300 transactions totaling $69.2 million, compared to approximately 12,300 transactions totaling $9.7 million for the nine months ended September 30, 1999. The increase in revenues is primarily related to additional state contracts and additional payment services and options provided to existing state contracts. State transaction fees represented 9% of total revenues for the nine months ended September 30, 2000 compared to 4% of total revenues for the nine months ended September 30, 1999.

     Local Transaction Fees. Local transaction fees increased $906,000 to $3.3 million for the nine months ended September 30, 2000 from $2.4 million for the nine months ended September 30, 1999, an increase of 38%. For the nine months ended September 30, 2000, the Company processed approximately 375,200 transactions totaling $103.4 million, compared to approximately 270,100 transactions totaling $73.9 million for the nine months ended September 30, 1999. Revenues from processing property tax payments increased $610,000 to $1.6 million for the nine months ended September 30, 2000 from $954,000 for the nine months ended September 30, 1999, an increase of 64%. Revenues from processing fines for traffic violations increased $154,000 to $1.0 million for the nine months ended September 30, 2000 from $888,000 for the nine months ended September 30, 1999, an increase of 17%. Revenues from processing fines for parking citations increased $113,000 to $319,000 for the nine months ended September 30, 2000 from $206,000 for the nine months ended September 30, 1999, an increase of 55%. Revenues from other transaction fees increased $24,000 to $338,000 for the nine months ended September 30, 2000 from $314,000 for the nine months ended September 30, 1999, an increase of 8%. The additional property tax, moving violation, and parking citation clients and increased brand awareness contributed to the increase in local transaction fees. Local transaction fees represented 14% of total revenues for the nine months ended September 30, 2000 compared to 33% of total revenues for the nine months ended September 30, 1999.

     Other Revenues. Other revenues increased $53,000 to $266,000 for the nine months ended September 30, 2000 from $213,000 for the nine months ended September 30, 1999. The increase from the comparable period in the prior fiscal year is related to two significant system sales during the first quarter of 2000. Other revenues represented 1% of total revenues for the nine months ended September 30, 2000 compared to 3% of total revenues for the nine months ended September 30, 1999.

COST OF REVENUES

     Cost of Transaction Fees. Cost of transaction fees increased $13.1 million to $18.3 million for the nine months ended September 30, 2000 from $5.2 million for the nine months ended September 30, 1999, an increase of 252%. The largest component of cost of transaction fees, merchant discount fees, increased $12.0 million to $16.9 million for the nine months ended September 30, 2000 from $4.9 million for the nine months ended September 30, 1999, an increase of 245%. The average merchant discount rate was 2.11% for the nine months ended September 30, 2000, as compared to 1.97% for the nine months ended September 30, 1999. The cost of telecommunication charges for the Company's toll-free interactive telephone system increased $1.0 million to $1.2 million for the nine months ended September 30, 2000 from $196,000 for the nine months ended September 30, 1999, an increase of 510%. Other cost of transaction fees increased $127,000 to 178,000 for the nine months ended September 30, 2000 from $51,000 for the nine months ended September 30, 1999 primarily related to Internet costs incurred during the current fiscal period. Cost of transaction fees was 80% of total revenues for the nine months ended September 30, 2000, compared to 72% for the nine months ended September 30, 1999. The increase in cost of transaction fees as a percentage of revenues is due primarily to one-time telecommunication costs incurred during the second quarter in preparation and handling of the higher volume of federal and state tax payments, which has a lower gross profit margin than other services provided.

     Cost of Other Revenues. Cost of other revenues decreased $17,000 to $104,000 for the nine months ended September 30, 2000 from $121,000 for the nine months ended September 30, 1999.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased $8.2 million to $9.0 million for the nine months ended September 30, 2000 from $802,000 for the nine months ended September 30, 1999. This increase is primarily related to $4.9 million in advertising expenses, $4.8 million of which was incurred during the first and second quarter of 2000 to promote the Company's federal tax payment services and increase brand awareness. The increase is also attributable to amortization of $834,000 primarily for deferred stock-based compensation for options to purchase shares of the Company's common stock at exercise prices below their fair market value at the date of grant which were granted to the Company's sales and marketing employees in August, September, and November 1999. The increase in sales and marketing personnel from September 30, 1999 to September 30, 2000 and sales commissions also contributed to the increase in sales and marketing expenses. Sales and marketing expenses represented 39% of total revenues for the nine months ended September 30, 2000 compared to 11% for the nine months ended September 30, 1999.

     Development Costs. Development costs increased $1.1 million to $1.8 million for the nine months ended September 30, 2000 from $702,000 for the nine months ended September 30, 1999. The increase is primarily attributable to the increase in engineering personnel and related salary costs from September 30, 1999 to September 30, 2000 and consultants contracted to assist in the testing and data conversion of the interactive voice response platform. Development costs represented 8% of total revenues for the nine months ended September 30, 2000 compared to 10% for the nine months ended September 30, 1999.

     General and Administrative. General and administrative expenses increased $18.3 million to $19.9 million for the nine months ended September 30, 2000 from $1.6 million for the nine months ended September 30, 1999. $4.1 million of the increase relates to the one-time severance charge incurred during the second quarter of 2000 for the Company's former Chief Financial Officer, Brian W. Nocco and $7.9 million of the increase relates to the amortization of deferred stock-based compensation. The additional increase is attributable to the enhancement of the Company's customer service department in preparation and handling of the increased volume of federal and state tax payments. Salary and travel expenses for the Company's general and administrative employees also increased due to the increase in headcount from September 30, 1999 to September 30, 2000. General and administrative expenses represented 87% of total revenues for the nine months ended September 30, 2000 compared to 22% for the nine months ended September 30, 1999.

     Depreciation and Amortization. Depreciation and amortization increased $897,000 to $1.0 million for the nine months ended September 30, 2000 from $132,000 for the nine months ended September 30, 1999. The increase is primarily related to an increase in IVR equipment purchased during the first quarter of fiscal year 2000 in preparation and handling of the higher volume of federal and state tax payments. The increase is also attributable to the additional office equipment and furniture and fixtures purchased during the Company's move to its new headquarters in May 2000. Depreciation and amortization represented 4% of total revenues for the nine months ended September 30, 2000 compared to 2% for the nine months ended September 30, 1999.

     Allocated Expenses from Related Parties. Related party expenses were $118,000 for the nine months ended September 30, 2000, as compared to $125,000 for the nine months ended September 30, 1999. The Company did not utilize Imperial Bank's services during the first and second quarter of 1999, as well as Mr. Nelson's services during the first three quarters of 1999.

OTHER INCOME (EXPENSE), NET

   Other income (expense), net, consists of interest income, interest expense and other non-operating expenses. Other income, net, increased to $3.3 million for the nine months ended September 30, 2000 from $29,000 in other expenses, net, for the nine months ended September 30, 1999. This increase is directly related to higher interest income resulting from higher average cash balances during the recent period, as compared to the first three quarters of fiscal year 1999.

INCOME TAXES

   The Company incurred operating losses during the period of its incorporation from September 30, 1999 through September 30, 2000. The Company has recorded a valuation allowance for the full amount of net deferred tax assets, since the future realization of the tax benefit is unlikely. Prior to September 30, 1999, Official Payments was a California limited liability company. Therefore, all tax operating losses were used by the members of the limited liability company on their respective corporate tax returns.

LIQUIDITY AND CAPITAL RESOURCES

     In November 1999, the Company completed the initial public offering of its common stock and realized net proceeds from the offering of approximately $78.7 million. Prior to the offering the Company had financed its operations through private sales of common stock, with net proceeds of $1.2 million, and through bank and shareholder loans. As of September 30, 2000, the Company had $71.4 million in cash and investments, and $66.4 million in working capital.

     Net cash used in operating activities was $6.4 million and $904,000 for the nine months ended September 30, 2000 and 1999, respectively. The cash used in operating activities for the nine months ended September 30, 2000 was primarily attributable to the Company's net loss offset by non-cash operating expenses (such as amortization of deferred stock-based compensation and depreciation) and an increase in accounts payable and accrued expenses (resulting from increases in bonus and commission payables). The cash used in operating activities for the nine months ended September 30, 1999 was primarily attributable to the Company's net loss and a decrease in other receivables and prepaid expenses and other assets, offset by non-cash operating expenses (such as amortization of deferred stock-based compensation, allocated financial consulting expenses from Imperial Bank, and depreciation) and an increase in accounts payable and accrued expenses.

     Net cash provided from investing activities was $3.6 million for the nine months ended September 30, 2000. During the first quarter of 2000, the Company increased its IVR equipment purchases in preparation for the higher volume of federal and state tax payments during the first two weeks of April 2000. Additionally, the Company increased its purchases of office equipment and furniture and fixtures during the Company's move to its new Stamford, Connecticut headquarters in May 2000. These expenditures were offset by the sale of short-term investments during the nine months ended September 30, 2000. Net cash used in investing activities was $255,000 for the nine months ended September 30, 1999. Cash used in investing activities primarily reflects purchases of property and equipment during that period.

     Net cash provided by financing activities was $1.9 million and $1.0 million for the nine months ended September 30, 2000 and 1999, respectively. The cash generated in fiscal year 2000 was primarily related to the exercise of stock options by one of the Company's directors (although the shares of the Company's common stock so purchased remain subject to a right of repurchase by the Company in accordance with the terms of the Company's 1999 Stock Incentive Plan), and borrowings against a sale-leaseback agreement for IVR equipment that was acquired in preparation for the higher volume of federal and income tax payments made during the first two weeks of April 2000. These cash inflows were offset by the repayment of capital lease obligations. The cash generated in fiscal year 1999 was primarily related to $1.6 million in notes payable from the Company's stockholders. This amount was offset by the repayment of a portion of the notes payable from stockholders and capital leases.

     The Company expects to experience growth in its operating expenditures for the foreseeable future in order to execute its business plan, particularly in the areas of web development expenditures and sales and marketing. As a result, the Company estimates that these operating expenditures, as well as other planned expenditures, will constitute a significant use of cash. The Company believes that the current cash resources will be sufficient to meet its working capital and capital expenditures for the foreseeable future.

SEASONALITY AND FLUCTUATION OF QUARTERLY RESULTS

     The Company has generally experienced fiscal quarter over fiscal quarter revenue growth with some seasonal fluctuations, primarily in the second and fourth quarters. The sharp increase in revenues in the second quarter is due to the processing of personal federal and state income tax payments, specifically in the month of April. The fluctuations in the second and fourth quarter also relate to an increase in revenues from processing property tax payments, which are generally collected twice a year - in April and December. The Company expects that results for the second quarter of future years will continue to be impacted by the April 15th deadline for paying personal federal and state income taxes.

     Since the Company did not process extension personal federal income tax payments in the third quarter and since a significant portion of the federal income tax payments are due in April, as expected, revenues in the third quarter were lower than in the second quarter.

     The Company expects that its operating expenses will continue to increase due to the development of its website and its ongoing marketing campaign to increase consumer awareness of the Company's electronic payment services. If revenues in any quarter do not increase correspondingly with increases in expenses, the Company's results for that quarter would be materially and adversely affected. In addition, as of September 30, 2000, the Company had $22.8 million in deferred stock-based compensation. The Company intends to amortize $22.4 million of this amount on a straight-line basis over the remaining of the three-year vesting period. The Company intends to amortize the remaining $409,000 on a straight-line basis over the remaining of the one-year vesting period.

     For the foregoing reasons, the Company believes that comparisons of its quarterly operating results are not necessarily meaningful and that its operating results in any particular quarter should not be relied upon as necessarily indicative of future performance. In addition, it is possible that in some future quarters the Company's operating results will be below the expectations of research analyst and investors, and in that case, the price of the Company's common stock may decline.

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

     The table below represents principal amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio.


                           FY2000     FY2001     FY2002     FY2003    FY2004   Thereafter   Total
                           ------     ------     ------     ------    ------   ----------   -------

Money market fund
   and cash                $    712   $      -    $    -     $     -    $    -    $     -     $   712
Average interest
   Rate                        3.19%      0.00%      0.00%      0.00%     0.00%      0.00%

Investments                $ 60,390   $ 10,248    $    -     $     -    $    -    $     -     $70,638
Average interest
   rate                        6.69%      6.79%      0.00%      0.00%     0.00%      0.00%
                           --------   --------    --------   --------   -------   --------    -------
Total cash and
   investments             $ 61,102   $ 10,248    $    -     $     -    $    -    $     -     $71,350
                           ========   ========    ========   ========   =======   ========    =======



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

     After deducting the underwriting discounts and commissions and the offering expenses, the estimated net proceeds to the Company from the offering were approximately $78.7 million. The net offering proceeds have been used to make the following payments: approximately $2.8 million for the purchase and installation of computer equipment to expand transaction processing capabilities and approximately $4.9 million for direct marketing and promotional activities. None of these costs or expenses were paid directly or indirectly to any director or officer of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company or an affiliate of the Company.

     In the future, the Company will use a portion of its net proceeds to further enhance its website. In addition, the Company may use a portion of its net proceeds to acquire or invest in businesses, technologies, products or services (which amount has not been specifically allocated as of the date hereof). Unused proceeds are invested in short-term investments.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders of the Company was held on September 19, 2000. The following nine nominees were elected as directors of the Company for a one-year term:

                               Total Vote               Total Vote Withheld
Nominee                     For Each Nominee             For Each Nominee
-------                     ----------------            -------------------

Andrew Cohan                     20,487,655                   38,115
Christos Cotsakos                20,487,655                   38,115
Norman P. Creighton              20,487,655                   38,115
Thomas R. Evans                  20,446,355                   79,415
George L. Graziadio, Jr.         20,487,655                   38,115
Vernon Loucks Jr.                20,487,655                   38,115
Lee E. Mikles                    20,487,655                   38,115
Bruce S. Nelson                  20,487,655                   38,115
Kenneth Stern                    20,486,055                   39,715


     In addition, the stockholders approved an amendment to the Company's 1999 Stock Incentive Plan, as amended, increasing the aggregate number of shares of the Company's common stock available for issuance pursuant to the exercise of stock options granted under such plan from 6,900,000 (6,000,000 shares for employees and consultants and 900,000 shares for directors) to 7,650,000 (6,750,000 shares for employees and consultants and 900,000 shares for directors), with 19,484,451 shares voting in favor, 1,034,979 shares voting against, and 6,340 shares abstaining.

     The stockholders also ratified the selection of the firm KPMG LLP as independent auditors for the fiscal year ending December 31, 2000, with 20,510,132 shares voting in favor, 8,785 shares voting against and 6,853 shares abstaining.

ITEM 5.   OTHER INFORMATION


     On November 1, 2000, the board of directors of Imperial Bancorp, the parent holding Company of Imperial Bank (which owns approximately 56% of the Company's outstanding common stock), approved a definitive agreement to be acquired in a tax-free, stock-for-stock transaction by Comerica Incorporated. Comerica and Imperial Bancorp have announced that they expect the transaction to close in the first quarter of 2001. Based on discussions to date with representatives of Imperial and Comerica, the Company does not expect the Imperial-Comerica merger to have a material effect on its operations for the fiscal year ending December 31, 2000. Consummation of the merger will constitute a "change of control" of the Company under the Company's 1999 and 2000 Stock Incentive Plans, triggering the acceleration of various employee stock options granted under such plans. Assuming the Imperial-Comerica merger is completed at the end of the first quarter of 2001, upon such completion, the acceleration of the employee stock options will result in the Company recognizing previously recorded deferred compensation of approximately $16.8 million.

     On October 19, 2000, the Company entered into a cooperative advertising agreement with MasterCard International for $255,000. The Company will utilize these funds for an advertising campaign directly related to the federal income tax payment program with the IRS, tentatively scheduled for March and April 2001.

     In mid-October 2000, the Company entered into a contract with the State of Kansas to accept Internet credit card payments for individual income tax and retailer sales tax payments for the 2000 tax year. Also in October, the Company reached an agreement with the State of Virginia to accept telephone and Internet credit card payments for balance-due income taxes for the 2000 tax year.

     On October 10, 2000, the Company entered into a contract with the State of New York to accept telephone and Internet credit card payments for balance-due and extension taxes for the 2000 tax year and estimated taxes for the 2001 tax year.

     In mid-September 2000, the Company reached an agreement with the State of Ohio to collect credit card payments via the Internet and telephone for balance-due and extension taxes for the 2000 tax year and estimated taxes for the 2001 tax year. Also in September, the Company signed an agreement with the State of Washington and American Express Travel Related Services Company, Inc. pursuant to which businesses in the state of Washington that file their excise tax returns electronically will have the option of using the Company's services to pay their business sales and use taxes using the American Express(R) Card via the Internet.

     In mid-August 2000, the Company signed an agreement with the State of Maryland to collect individual tax year 2000 balance-due tax payments and delinquent tax payments by credit card, via the Internet and telephone. In late August, the Company reached an agreement with the Alabama Department of Revenue to collect balance-due and delinquent income tax payments by credit card, via Internet and telephone, beginning with the 2000 tax year.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

27.1     Financial Data Schedule.

(b)      Reports on Form 8-K

         No current reports on Form 8-K were filed during the quarter covered by this report.


                                 SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                                      OFFICIAL PAYMENTS CORPORATION


November 14, 2000                     By: /s/ Thomas R. Evans
                                          ----------------------------
                                          Thomas R. Evans
                                          Chairman of the Board and Chief
                                          Executive Officer


November 14, 2000                     By: /s/ Edward J. DiMaria
                                          ----------------------------
                                          Edward J. DiMaria
                                          Chief Financial Officer


                             INDEX TO EXHIBITS

EXHIBIT
NO.                        DESCRIPTION

27.1                       Financial Data Schedule