Form 10-K
period 2000-12-31
OFFICIAL PAYMENTS CORP
filed 2001-03-29
CIK 1094998

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                ------------


                                 FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                           THREE LANDMARK SQUARE
                      STAMFORD, CONNECTICUT 06901-2501
                      --------------------------------
        (Address of Principal Executive Offices including Zip Code)

                               (203) 356-4200
                               --------------
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      As of March 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $44,765,535 based upon the average of the high and low prices of the Common Stock as reported on The Nasdaq National Market on such date. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 28, 2001, the Registrant had outstanding 21,978,115 shares of Common Stock.

                                ------------


                    DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant's definitive proxy statement to be mailed to stockholders in connection with the Company's 2001 Annual Meeting of Stockholders to be held on May 8, 2001 are incorporated by reference into
Part III hereof.



                       OFFICIAL PAYMENTS CORPORATION
                                 FORM 10-K
                             DECEMBER 31, 2000

                             TABLE OF CONTENTS


ITEM                                                               PAGE NUMBER
----                                                               -----------

                                   PART I

1.    Business...............................................................3

2.    Properties............................................................21

3.    Legal Proceedings.....................................................21

4.    Submission of Matters to a Vote of Security Holders...................21

                                  PART II

5.    Market for Registrant's Common Equity and Related
           Stockholder Matters..............................................22

6.    Selected Financial Data...............................................24

7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................25

7A.   Quantitative and Qualitative Disclosures About Market Risk............35

8.    Financial Statements and Supplementary Data...........................36

9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................36

                                  PART III

10.   Directors and Executive Officers of the Registrant....................36

11.   Executive Compensation................................................36

12.   Security Ownership of Certain Beneficial Owners and
           Management.......................................................36

13.   Certain Relationships and Related Transactions........................37

                                  PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......37

Signatures..................................................................38

Index to Exhibits



                                   PART I

ITEM 1.     BUSINESS

      Official Payments Corporation (the "Company" or "Official Payments") is a leading provider of electronic payment options to government entities. The Company's systems enable consumers to use their credit cards and "pin-less" debit cards to pay, through the Internet or by telephone, personal federal and state income taxes, sales and use taxes, property taxes, tuition payments, motor vehicles fees, fines for traffic violations and parking citations and other government-imposed taxes and fees. In 2000 the Company processed an aggregate of $927 million of such payments. The Company's Internet Web site (www.officialpayments.com) and interactive toll-free telephone number (1-800-2PAY-TAX(sm)) allow consumers to access payment information, make payments and receive certain customer service information. References in this document to the Company's provision of "credit card" payment services shall be deemed to include provision of payment services for pin-less debit cards bearing the American Express, VISA or MasterCard logos.

      Incorporated in Delaware in September 1999, the Company changed its name from U.S. Audiotex Corporation in October 1999. The Company's principal executive offices are located at Three Landmark Square, Stamford, Connecticut 06901. Comerica Incorporated, a financial holding company ("Comerica"), is the beneficial owner of approximately 55% of the outstanding common stock of the Company.

SERVICES

Government Clients

      In 1998, the Company signed a credit card payment contract with the Internal Revenue Service (the "IRS") to provide its services for the payment by telephone of personal federal "balance due" income taxes. For the 1999 tax year, the Company began processing estimated and extension tax payments, as well. In March 2000, the IRS awarded Official Payments a contract to accept, via the Internet and telephone balance-due and estimated tax payments for the 2000 tax year, as well as estimated payments for the 2001 tax year. This new contract has an initial one-year term, with the IRS having the option to renew the contract for one additional year. The IRS exercised this renewal option in March 2001. The Company is an industry partner of the IRS's Electronic Tax Administration division. For the 2000 tax year, the IRS has included Official Payments' telephone number and Web site address in the instruction booklets for Form 1040 and on Form 1040ES and Form 4868.

      As of December 31, 2000, Official Payments was processing, or had recently entered into contracts to process, payments for the District of Columbia and 15 state governments including Alabama, Arkansas, California, Connecticut, Illinois, Kansas, Maryland, Minnesota, New Jersey, New York, Ohio, Oklahoma, Virginia, Washington and West Virginia. In the first quarter of 2001, Official Payments announced that it has entered into similar agreements with the states of Wisconsin, Iowa and Mississippi, respectively. In addition, as of December 31, 2000, the Company had entered into agreements with over 723 counties and municipalities in 41 states. The highest concentrations of local government entities serviced by the Company are in California, Texas and Virginia.

      The table below lists, as of March 15, 2001, the Company's existing government clients and the types of payments it processes or has contracted to process for those clients:


Government Client      Type of Payment
IRS                    Balance due, estimated and extension personal
                       federal income taxes
Alabama                Balance due, estimated and delinquent personal income
                       taxes
Arkansas               Balance due, estimated and extension personal income
                       taxes; sales and use taxes; motor vehicle fees
California             Balance due, estimated, extension and past due
                       personal income taxes; sales and use taxes; benefit
                       overpayments
Connecticut            Balance due, estimated and extension personal income
                       taxes
District of Columbia   Balance due and delinquent personal income taxes
Illinois               Balance due, estimated, extension and prior year
                       personal income taxes; business license fees
Iowa                   Delinquency taxes and fees
Kansas                 Balance due and estimated personal income taxes;
                       retail sales and use taxes
Maryland               Balance due personal income taxes; income tax
                       established liabilities
Minnesota              Balance due and estimated personal income taxes; penalty
                       payments
Mississippi            Delinquent taxes
New Jersey             Balance due, fiduciary, estimated,
                       extension personal income taxes; sales and
                       use taxes; gross withholding taxes;
                       unemployment and disability contributions;
                       deficiency payments
New York               Balance due, estimated and extension personal income
                       taxes
Ohio                   Balance due, estimated and extension personal income
                       taxes; school district taxes
Oklahoma               Balance due and estimated personal income taxes;
                       corporate balance due and estimated taxes;
                       withholding and franchise taxes
Virginia               Balance due personal income taxes
Washington             Business sales and use taxes
West Virginia          Various tax and fee payments to be determined
Wisconsin              Various tax and fee payments to be determined
554 counties and       Real estate and personal property taxes
municipalities
618 counties and       Fines for traffic violations, parking citations and/
municipalities         or other services (e.g., utility bill payments)


      In addition, the Company designs, installs and implements individual systems for county and municipal government clients that may be purchased by such entities in order to accept certain types of payments. These installed products include property tax, citation processing, parking and automated fax filing systems, which incorporate the Company's electronic payment conduits, as well as provide connections between databases to transfer information simultaneously.

      The Company also builds and sells custom applications such as a polling place locator application, county social service inquiry system and additional government-related applications. These systems are typically sold to a government entity for a fixed fee.

      Electronic payments often provide significant benefits for government entities, including improved service, cost savings, reduced paperwork, fraud and error reduction and faster transaction processing. Government entities may prefer to outsource electronic payment options rather than provide these options themselves because they lack the expertise, technical personnel and economies of scale necessary to implement and maintain the required software and hardware systems. In addition, legislation prohibits some government entities from paying credit card payment processing fees associated with accepting credit cards.

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

Credit Card Processing

      The Company currently processes payments made by individuals or small businesses using the American Express(R) Card, MasterCard, VISA card and the Discover(R) card. Imperial Bank (a wholly owned subsidiary of Comerica), American National Bank, Centura Bank, First Data Corporation's alliance partners, Fifth Third Bank, Michigan National Bank (expected to begin in Spring 2001), National City Bank, Norwest Bank, SunTrust Bank and Union Bank of California, in addition to other processing banks used by the Company, are all long-standing members of the VISA and MasterCard associations and process transactions utilizing those credit cards for the Company. Official Payments is a merchant agent for American Express, eliminating the need for government entities to enter into separate contracts with American Express. In addition, the Company is authorized by Discover Financial Services, Inc. to accept Discover Card transactions.

      All four credit card associations and organizations with whom the Company does business allow for convenience fees to be charged to cardholders as long as a cardholder receives added convenience from the service provided. All of these card associations, except for VISA, allow for a variable fee schedule according to which the amount of the fee changes depending on the amount charged. Because of VISA's rules against variable convenience fees, the Company does not accept VISA cards as a means of payment in federal and state payment programs. However, the Company does accept VISA as a means of payment in many county and municipal payment programs, such as parking citations processing.

Consumer Payment Conduits and Fee Structure

      Depending upon the specific desires of the Company's government clients, consumers can make credit card payments to the Company's government clients by using the 1-800-2PAY-TAX(sm) telephone number and/or through the Company's Web site at www.officialpayments.com.

      Official Payments works with its government clients to develop the script for its fully automated telephone conduit. Payment and other information for the interactive voice response telephone system ("IVR") is received from consumers who respond to voice prompts by pressing touch-tone buttons on their telephones. Once the convenience fee and other necessary information is conveyed to and confirmed by the consumer, approval is sought from the relevant credit card issuing bank and the payment is processed. Upon completion of the payment, the consumer receives a transaction confirmation number.

      The Company's secure Web site currently allows consumers to make all federal, state and county payments. The Company is working with its municipal clients to provide this service for more payment programs later in 2001. Consumers enter payment-related information via the "payment center" section of the Company's Web site. Once this payment data is entered, the systems seek approval of the transaction from the credit card issuing bank and, if the approval is obtained, the payment is processed. As with the telephone conduit, upon completion of the payment, the consumer receives a transaction confirmation number.

      The Company recently introduced the first phase of several enhancements to its Web site, including the introduction of a convenience fee calculator, optional e-mail confirmation of transactions, a multiple password-protected payment verification capability, a user registration function and a comprehensive "frequently asked questions" section. The Company is continuing to develop the capability on its Web site for consumers to make multiple payments per transaction session and search for products by zip code, which functions it currently plans to introduce later in 2001.

      Consumers who use the Company's credit card payment services obtain the convenience of being able to make payments to government entities by credit card, eliminating the need to mail checks, obtain money orders or make payments in person. In addition, they gain the cash management flexibility to pay their credit card balances over time rather than when a government obligation is due and may be able to take advantage of frequent flyer, cash-back or other rewards programs offered by their credit card issuers for which they are enrolled and eligible.

REVENUES AND OPERATIONS

Operations

      The Company's technological solutions and operations are focused primarily on producing four integrated results for its government clients and consumers: reliability, security, audit capability and customer service/operational support. In designing its operations and technology around these core concepts, the Company believes it provides its government clients with a value-added payment solution resulting in improved efficiencies and potential cost-savings.

      Reliability. The Company's foremost service goal is reliability, which it seeks to accomplish through redundant hardware that provides disaster recovery and allows it to implement seamless real-time backup and 99.99% system availability. The Company's primary Internet payment servers are housed at Digex, Inc. facilities in San Jose, California. This Digex site is the Company's primary processing location, offering redundancy for power, telecommunications, servers and applications. The Company's San Ramon operations center serves as a backup site in the event the Digex facility is rendered inoperative, and upon the Company implementing a change in the location of the Company's Web site servers, this back-up facility would fully assume the traffic handled through the Digex site.

      The Company's interactive telephone systems have the same dual facility scheme as its Internet systems. The Company's primary interactive telephone authorization and processing facility is located at the Company's operations center in San Ramon, California, where its computers have interchangeable power supplies and hard drives so that if a system fails, the redundant systems will assume the workload. Official Payments also maintains a backup facility in Stockton, California, used for disaster recovery and transaction overflows.

      Transaction Security. The Company places a high priority on transaction security, fraud prevention and maintaining the confidentiality of all consumer credit card and related information. For its Internet conduit delivery vehicle, the Company employs secured socket layers for user security from the consumer's browser to the Company's Web site. Taxpayer identity validations for credit card payments are transmitted in an encrypted manner and are performed in accordance with existing industry procedures.

      The Company has several system functions that are designed to combat fraud. For example, credit card authorizations are performed on-line and in real time. The Company's system captures the cardholder's credit card account number, card expiration date, billing statement mailing address (Internet only) and zip code. Credit card information is transmitted exclusively to the credit card processor. No one outside of the Company's system and the credit card processor's system receives the credit card information, including the IRS and other government clients.

      The Company's systems were audited by independent auditors on behalf of the IRS in December 2000 and were determined to comply with the IRS's standards regarding systems penetration, security and privacy.

      Audit Capability. The Company's proprietary mirror balancing system (which is used for many of its government clients) and its reporting systems provide Official Payments and its government clients with electronic audit capability. These applications enable the Company to account for all transactions, ensure that data transmissions to government clients are complete and that files are updated accurately.

      Customer Service. Official Payments provides automated customer service systems, such as the transaction verification system, which allow consumers to confirm their transaction posting. In addition, the Company employs customer service representatives who are available to assist consumers and representatives of the Company's government clients with individual needs via telephone or e-mail. The Company also provides a "Frequently Asked Questions" feature on its Web site to answer common questions asked by consumers.

Revenues

      The Company generally provides its services at no cost to the authorizing government entity. The Company generates revenues primarily from charging consumers a convenience fee for using its services. For many payments, such as personal federal and state income tax payments and local property tax payments, Official Payments charges a convenience fee based on the amount of the payment. For other payments, such as fines for traffic violations and parking citations, Official Payments charges a fixed convenience fee. The same convenience fee applies for payments made through the Internet or by telephone. In the majority of transactions, the financial institution processing the credit card transaction forwards the convenience fee to the Company and transmits the tax payment to the respective government entity. The Company uses most of the convenience fee paid by the consumer to pay its credit card processor's merchant discount fee.

      For the 2000 fiscal year, convenience fees from payments to the IRS accounted for approximately 69% of the Company's total revenues. The IRS has selected Official Payments to provide electronic payment services with respect to balance-due and extension tax payments for the 2000 tax year, as well as estimated payments for the 2001 tax year. The IRS had the option to renew the Company's services for an additional year, which it exercised in March 2001 (which extends the contract until March 2002). If the IRS does not continue to select the Company to perform this service in subsequent years, the Company's business, operating results and financial condition would be materially and adversely affected.

SEASONALITY

      The Company's revenue generally reflects the seasonality of its business, which is due primarily to the fact that the majority of federal and state personal balance-due income tax payments are made in early to mid-April, federal and state estimated personal income tax payments are made quarterly and local property tax payments are made only once or twice per year in many jurisdictions.

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

      o Credit card checks. Many of the issuing banks for VISA and MasterCard distribute cash advance checks to their cardholders. In March and early April, issuing banks generally promote the use of these checks to pay taxes. Because these checks are treated as a cash advance, they may be a more expensive solution than the Company's services. The typical terms for a cash advance include a one-time fee, and the advance starts to accrue interest immediately at the issuing bank's applicable rate. In addition, many issuing banks apply the consumer's payments to other less expensive balances first. Moreover, cash advances typically do not qualify for frequent flyer mileage programs or any other perquisites. In contrast, payments made through the Company's systems require a convenience fee, but are treated as purchases subject to generally lower interest rates, may not immediately accrue interest, and may qualify for various award programs.

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

      o the Company's existing relationships and referrals from other government entities currently using the Company's services;

      o     the Company's proven technology systems;

      o the Company's ability to offer integrated federal, state and local payment options;

      o     established consumer usage of the Company's services;

      o the Company's experience in implementing its services for new government clients efficiently and expeditiously;

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

      A number of competitors currently provide credit card payment services for making payments to government entities. The Company believes it has a larger government client base and greater name recognition than its competitors. There are a number of larger credit card payment and electronic commerce companies with similar technological capabilities who may become potential competitors of the Company, some of whom have greater resources than the Company.

      For personal federal income tax payments by credit card, the Company had 100% market share for American Express and MasterCard payments and 59% for Discover Card payments through December 31, 2000. The only competitor for 1999 and 2000 tax year federal payments was a joint development effort by Intuit (TurboTax) and Discover Financial Services, Inc., for which the Discover Card (which had approximately 8% of the IRS balance-due credit card market based on total payment volume in 2000) was the only credit card accepted. Beginning in January 2001, with respect to the federal 2000 tax year and 2001 tax year estimated payments, the IRS has authorized one other service provider (PhoneCharge, Inc.) to collect American Express, MasterCard and Discover Card payments through a telephone and Internet conduit. Beginning with balance-due payments in 2001, the IRS has announced that software developers and credit card processing companies who offer an integrated personal federal income tax filing and payment program are permitted to compete against the Company (and similar stand-alone payment processors) without the need to enter into a formal contract with the IRS, subject to their compliance with certain technical processing requirements. To the Company's knowledge, as of the date of this Report, the Company's alliances with Jackson Hewitt, Inc. and Orrtax Software Inc., and Discover's alliance with Intuit are the only such integrated personal federal income tax filing and payment programs.

      With respect to all of the states (except New York, where there is one other authorized service provider for state income taxes) and counties and municipalities for whom the Company provides its credit card payment services, the Company believes it is the only provider of such services for the tax and other government payment programs in which it is involved.

INTELLECTUAL PROPERTY

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

      The Company licenses its base interactive telephone hardware and software systems from Alliance Systems Incorporated, which manufactures the hardware and provides the operating system and other development tools that the Company uses. The license fee is included in the cost of each system. Licenses for the processor software that enables the Company to receive authorizations from credit card companies are obtained from third party vendors. An additional license has been acquired from Artisoft Inc. to allow the Company to develop its interactive telephone applications. The Company also licenses patented technology for its IVR system from A2D, L.P., and pays a royalty to this patent holder for each call to the IVR. Finally, the Company obtained separate licenses from CyberSource Corp. and CyberCash, Inc. for credit card processing software with respect to each government client that is supported on the Company's Internet payment platform and IVR payment platform, respectively.

RESEARCH AND DEVELOPMENT

      The Company's current business operations began in June 1996. The Company continues to provide enhancements to the IVR payment platform on an ongoing basis. The Company introduced the Internet payment platform in August 1999. Total development costs were $3.0 million, $2.1 million and $608,000 for the fiscal years ended December 31, 2000, 1999 and 1998, respectively.

      As of December 31, 2000, the Company has capitalized approximately $2.7 million for costs related to the research and development of new software products and enhancements to existing software products where technical feasibility was established.

      The Company believes its software and Internet applications teams and core technologies do not represent a significant competitive advantage. However, the Company believes that is has developed a technically skilled and highly productive development organization and technological infrastructure that should benefit it competitively in introducing and implementing new products in the future. The Company must continue to attract and retain highly qualified employees to further the Company's development efforts. The Company's business could be seriously harmed if the Company is not able to hire and retain a sufficient number of these individuals.

GROWTH STRATEGY

      The Company's goal is to continue to be the leading provider of, and further develop the market for, electronic payment services to pay government obligations. The following are key elements of this strategy.

Leverage IRS Relationship to Obtain Additional State Government Clients

      The Company is leveraging its IRS relationship to provide services to additional state government entities. These efforts have been bolstered by the fact that the IRS has publicly endorsed the concept of joint federal and state payments either via telephone or the Internet or through electronic filing. The Company currently provides, or has recently signed contracts to provide, its electronic payment services to 18 state governments and the District of Columbia, which experience the Company seeks to promote in establishing relationships with other states. A key element of the Company's strategy for obtaining personal state income tax accounts is the integration of the federal and state personal income tax payment processes. The Company's integrated solution allows consumers to pay their federal and state personal income taxes in a single session, which the Company believes should enhance consumer convenience and usage. Competitors who do not currently provide services to the IRS will be unable to offer this integrated service. Once the Company begins providing services to a particular state, it seeks opportunities to provide additional services for that state.

Leverage IRS and State Government Client Relationships to Obtain Additional Local Clients

      As of December 31, 2000, the Company provided services to approximately 723 county and municipal clients. Its relationships with the IRS and state government entities provide the Company an advantage in establishing relationships with additional local clients. The Company is targeting county and municipal clients through direct sales, participation in industry trade shows and conferences and targeted newsletters and other mailings.

Internet Services

      In August 1999, the Company began providing credit card payment services through the Internet. In addition to the Company's IVR payment services, the Company now makes Internet payment services available as an option to all of its existing government clients.

Introduce New Services and Service Enhancements

      The Company seeks to remain at the forefront of its industry by continuing to develop additional and complementary services. While the Company's primary business to date has involved the collection of personal income taxes, property taxes and parking/traffic citations and fees, the Company has begun processing other payments, such as business sales and taxes, professional license fees and university tuition. It is also exploring other types of government obligations for which it might provide its services and opportunities to provide direct debiting and other electronic fund transfer features to consumers in the future.

Increase Brand Awareness and Consumer Use

      The Company has primarily relied on its government clients and credit card issuers, and will continue to work with them, to publicize the Company's services through government bills and publications, as well as credit card promotions and billing inserts. Use of these specific promotional devices is arranged by the government clients and credit card companies at no cost to the Company. In addition, in October 2000 and March 2001, the Company entered into cooperative advertising arrangements with MasterCard International and American Express pursuant to which it received $255,000 from each to use for advertising campaigns promoting the Company's income tax payment services. In order to increase the number of transactions processed, the Company intends to increase consumer awareness of its credit card payment services through its own newspaper, television and radio advertising and public relations campaigns.

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

      The Company also runs a national trade advertising campaign throughout the year to drive increased brand awareness amongst potential government clients.

Pursue Strategic Relationships and Acquisitions

      The Company has begun providing its payment services to customers of the Jackson Hewitt(R) Tax Service, OrrTax Software Inc., and Nationtax Online and is pursuing similar strategic relationships with other tax preparation services, tax preparation software providers and electronic income tax filing providers. In the ordinary course of its business, the Company investigates relationships with Internet portals and other Internet financial service providers in order potentially to reach additional Internet users. The Company has formed a strategic alliance with E*Trade Group, Inc., pursuant to which E*Trade and the Company have agreed to engage in cross-marketing and joint promotions targeting the two companies' customer bases. In addition, Official Payments may pursue opportunistic acquisitions that will enhance its product offering and technical capabilities, including companies that provide government client or consumer user products or services closely related to the Company's, although the Company currently has not allocated specific proceeds to fund such acquisition plans.

      The Company also has relationships with a number of its processing banks to provide its services for their government clients. For example, Discover Financial Services and First Data Merchant Services were awarded the contract to provide personal income tax payment services for the State of California and subcontracted the provision of taxpayer services through IVR and Internet platforms to the Company. The Company has similar arrangements with Fifth Third Bank (Ohio), National City Bank (Illinois), Norwest Bank (Minnesota) and Paymentech L.L.C. (Kansas). The Company's product implementation model and revenues as a subcontractor are identical to a directly contracted account. Official Payments will look for additional strategic opportunities to provide services to government entities in conjunction with these and other partners.

REGULATORY MATTERS

      By virtue of Comerica's ownership interest in the Company, and owing to the nature of the Company's business, the Company may be subject to various regulatory requirements. Comerica is a financial holding company that is subject to supervision and regulation by the Federal Reserve Board under the Bank Holding Company Act of 1956, as amended. Subject to certain exceptions, under the Act, Comerica historically has been prohibited from engaging in activities other than those of banking or managing or controlling banks, or from acquiring or retaining direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company whose activities the FRB has not determined to be so closely related to banking as to be a proper incident thereto. However, under the Gramm-Leach-Bliley Act of 1999 (which became effective in March
2000), this provision does not prohibit Comerica's present ownership interest in the Company because the Company's activities are, in the FRB's determination, financial in nature, incidential to such financial activity or complementary to a financial activity and do not impose a substantial risk to the safety or soundness of depository institutions or the financial system generally.

      For as long as Comerica owns a voting equity interest in the Company which equals 25% or more, or may otherwise be deemed by the regulatory authorities to constitute "control", the Company will also be subject to certain state and federal statutes and regulations that apply to Comerica. For example, the Company will be required to limit any transactions it may have with "affiliates" of Comerica in the same manner as Comerica must limit its transactions with its affiliates. Among other things, all such dealings with affiliates must be at arms' length.

      There is no guarantee that the financial holding company laws will not be amended or construed differently, or that new laws or regulations will not be adopted, the effect of which could materially and adversely affect the Company's business, operating results and financial condition.

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

      Given the expansion of the Internet commerce market, it is possible that the Federal Reserve might revise Regulation E or adopt new rules for electronic funds transfer affecting users other than consumers. Because of growth in the Internet commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the Internet commerce market. It is possible that Congress or individual states could enact laws regulating the Internet commerce market. The privacy provisions of the Gramm-Leach-Bliley Act prohibit financial institutions from disclosing to unaffiliated third parties nonpublic personal information regarding consumers, subject to certain exceptions, and require those institutions to develop and disclose consumer privacy policies. Federal agencies are developing regulations that implement this new privacy law. In addition, a number of state legislatures are considering their own consumer privacy laws, which may be more stringent than the federal provisions. If enacted, these laws, rules and regulations could be imposed on the Company's business and industry and could have a material adverse effect on the Company's business, operating results and financial condition. Federal, local and state laws and regulations may be adopted in the future to address issues such as user privacy, pricing, online content regulation, taxation and the characteristics and quality of online products and services.

      Any new law or regulation relating to the Internet could have a material and adverse effect on the Company's business, operating results and financial condition.

FORWARD-LOOKING INFORMATION

      The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon the current economic environment and current expectations that involve risks and uncertainties, and you are cautioned that these statements are not guarantees of future performance. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. The Company's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed below in the section entitled "Risk Related to the Company's Business" and in "ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," as well as the risks discussed in the Company's other Securities and Exchange Commission ("SEC") filings.

RECENT EVENTS

      In March 2001, Official Payments reached an agreement with the State of Mississippi pursuant to which the Company will begin collecting delinquent taxes by credit card through its IVR and Internet payment platforms.

      In March 2001, Official Payments entered into a cooperative advertising agreement with American Express for $255,000. The Company will utilize these funds for an advertising campaign related to its federal income tax payment program with the IRS, which will run in March and April 2001.

      In March 2001, Official Payments entered into an agreement with the State of Iowa under which the Company will provide a service enabling Iowa citizens to pay a variety of delinquent tax and fee payments by credit card through the Company's IVR and Internet payment platforms.

      In March 2001, the IRS exercised its option to extend its existing contract with Official Payments for an additional calendar year. This renewal covers the 2001 tax year for personal federal balance due and extension payments, as well as estimated personal federal taxes for the 2002 tax year.

      In February 2001, the State of Oklahoma renewed and expanded the Company's existing contract with the state. The Company's previous agreements gave Oklahoma taxpayers the ability to pay their individual return balance-due personal state income tax payments by credit card through the Company's Web site. The new award adds the IVR option and six new tax payment categories: Corporate Income Tax, Corporate Estimated Tax, Individual Estimated Tax, Income Withholding, Income Tax Franchise, and Sales and Use Tax.

      On January 30, 2001, Imperial Bancorp, the parent holding company of Imperial Bank (which then owned approximately 55% of the Company's outstanding common stock), was acquired by Comerica in a tax-free, stock-for-stock transaction. Consummation of the merger resulted in the acceleration of various employee stock options and restricted stock granted under such plans of the Company under the Company's 2000 Stock Incentive Plan and 1999 Stock Incentive Plan. In addition, under the respective employment agreements for Thomas R. Evans (Chairman and Chief Executive Officer), Michael P. Presto (Chief Operating Officer) and Michael Barrett (Chief Internet and Sales Officer), this change of control event enables each of them to terminate his employment with the Company for "good reason" after July 30, 2001 and in connection therewith to continue receiving payment of his base salary and benefits for one year following such date. The employment agreement for Edward J. DiMaria (Chief Financial Officer) contains a similar provision, but he is only eligible to terminate his employment for good reason due to this event between April 30, 2001 and May 30, 2001. In March 2001, Imperial Bank transferred ownership of its shares of Company common stock to its new parent holding company, Comerica.

      In January 2001, the State of Connecticut renewed and expanded the Company's existing contract with the state. The Company's previous agreements gave Connecticut taxpayers the ability to pay their individual return balance-due personal state income tax payments by credit card over the Company's interactive telephone system. The new award adds the Company's Internet payment option and two new payment categories: 2000 Extension Tax and 2001 Estimated Tax.

      In January 2001, Official Payments announced its new contract with the State of Wisconsin which authorizes the Company to work directly with any Wisconsin state agency to provide a service for the collection of various taxes, fees, fines, licenses, and tuition payments by credit card via the Company's Web site and IVR. Currently, the Company has arranged to collect personal balance due income taxes and is in the process of contacting a number of state agencies to offer its services under the general state authorization contract.

EMPLOYEES

      As of December 31, 2000, the Company had a total of 93 employees. None of these employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with employees to be good.

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

      The Company has incurred net losses of approximately $41.4 million for the period from its inception on June 26, 1996 to December 31, 2000. The Company expects to incur losses from operations for the foreseeable future.

      The Company has expended significant resources on increasing its customer service, engineering, sales and marketing staffs and enhancing the capabilities of its IVR system and Web site. As a result of these expenditures and its normal course operating expenses, the Company will need to significantly increase its revenues to achieve and maintain profitability. If the Company's revenues do not increase sufficiently, the operating results and financial condition of the Company could be materially and adversely affected.

Because the Company's business model is continuing to evolve, it is difficult to evaluate the Company's business.

      The use of credit cards to make payments to government agencies is still relatively new and evolving. To date, the Company's business has consisted primarily of providing credit card payment options for the payment of balance-due federal and state personal income taxes, property taxes and fines for traffic violations and parking citations. Because the Company has only a limited operating history, it is difficult to evaluate its business and prospects and the risks, expenses and difficulties that the Company may face in implementing its business model. The Company's success will depend on maintaining its relationship with the IRS and on maintaining existing, and developing additional, relationships with state and local government agencies, especially state taxing authorities, and their respective constituents. There are no assurances that the Company will be able to develop new relationships or maintain existing relationships, and the failure to do so could have a material and adverse effect on the business, operating results and financial condition of the Company.

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

If consumers are unwilling to pay convenience fees for the Company's services, the Company's current business model will fail.

      The Company's current business model is based on consumers' willingness to pay a convenience fee in addition to their required government payment for the use of the Company's credit card payment option. If consumers are not receptive to paying a convenience fee, demand for the Company's services will decline or fail to grow, which could jeopardize the implementation of the Company's business plan and would have a material and adverse effect on the business, operating results and financial condition of the Company.

If credit card associations change their rules and do not allow the Company to charge convenience fees, operating results of the Company would be materially and adversely affected.

      Credit card association rules governing the use of VISA and MasterCard at merchant locations generally prohibit merchants from charging a convenience fee for cardholder purchases. The Company and Imperial Bank, a California chartered bank and wholly owned subsidiary of the Company's majority stockholder, have worked with these credit card associations to permit the Company to charge convenience fees for credit card payments for government services and taxes. To date, VISA permits a convenience fee, but only if it is a flat amount for a particular government service and will not allow fees that are variable in amount depending on the kind of service provided or the amount involved. If the Company's ability to charge convenience fees is limited or eliminated, the business, operating results and financial condition of the Company would be materially and adversely affected.

The IRS currently accounts for a significant portion of the Company's revenues, and the loss of the IRS as a client would materially and adversely impact the Company's operating results.

      In the year ended December 31, 2000, convenience fees from payments to the IRS accounted for approximately 69% of the Company's total revenues. The IRS has selected the Company to provide electronic payment services with respect to balance-due and extension tax payments for the 2000 tax year, as well as estimated tax payments for the 2001 tax year (with the IRS, in March 2001, having exercised the option to renew the Company's services for an additional year). If the IRS does not continue to select the Company to perform this service in subsequent years, the business, operating results and financial condition of the Company would be materially and adversely affected.

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

      The Company's success depends on the efficient and uninterrupted operation of its computer and communications systems. The majority of the Company's computer and communications systems are located in San Ramon, San Jose and Stockton, California. Although the Company has developed contingency plans and redundancies for its systems, the Company's systems and operations are vulnerable to damage or interruption from:

     o      telecommunication failures;

     o      power loss;

     o      earthquakes, fires or floods;

     o      computer viruses;

     o      physical and electronic break-ins; and

     o      acts of sabotage, vandalism and similar events.

      Any failure of the Company's systems could impede the timely processing of consumer user payments and other data and the day-to-day management of the business. Despite any precautions the Company takes, a natural disaster or other unanticipated problem that leads to the corruption or loss of data at the Company's facilities could result in an interruption of services. Service interruptions could have a material and adverse effect on the reputation, business, operating results and financial condition of the Company and would have a significant adverse effect if they occurred in early April.

A constraint in the Company's capacity to process transactions could impair the quality and availability of the Company's service.

      Capacity constraints may cause unanticipated system disruptions, impair quality and lower the level of the Company's service, all of which could have a material and adverse effect on the business, operating results and financial condition of the Company. Although the Company believes that it has sufficiently expanded its system capacity to accommodate expected additional personal federal income tax payments and other anticipated growth for the foreseeable future, there are no assurances that the Company will not suffer capacity constraints caused by a sharp increase in the use of its services. Due to the large number of tax payments made in March and early April, there is an increased risk that the Company will suffer a capacity constraint during that period, which would have an adverse effect on the business, operating results and financial condition of the Company.

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

      The Company believes its quarterly operating results will continue to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of the Company's control. These factors include:

      o the seasonality of the Company's business, which is due primarily to the fact that the majority of federal and state personal income tax payments is being made in early April and to the fact that property tax payments are made only once or twice per year in most jurisdictions;

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

If the Company does not effectively manage its internal growth, the Company may not be able to expand its business.

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

The Company depends on a relatively few number of key employees.

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

      The Company intends to continue to license technology from third parties, including its Web server, IVR and encryption technology. The Company's business is evolving, and it may need to license additional technologies to remain competitive or adequately protect the security of its systems. The Company may not be able to license these technologies on commercially reasonable terms or at all. In addition, the Company may fail to successfully integrate any licensed technology into its services. These third party licenses may fail to generate revenues sufficient to offset associated acquisition and maintenance costs, or may divert the Company's resources from the development of its own proprietary technology. The Company's inability to obtain any of these licenses could delay product and service development until equivalent technology can be identified, licensed and integrated. Any such delays in services could cause the business and operating results of the Company to suffer.

The Company substantially depends on the sponsorship of its processing banks to maintain its status as a credit card member service provider; and the Company's status in each credit card association could be suspended or terminated if it cannot comply with standards or if the associations change their membership rules.

      Termination of the Company's member service provider registrations or any changes in the rules of the credit card associations that limit the Company's ability to provide processing and marketing services, could have a material adverse effect on the business, operating results and financial condition of the Company. As a nonbank processor, in order to process credit card transactions, the Company must be authorized by American Express and Discover Financial Services and be sponsored by a financial institution that is a principal member of VISA and MasterCard. Through its processing banks, the Company is registered with VISA and MasterCard as a member service provider. The Company is a merchant agent for American Express and is authorized to accept Discover Card transactions. The Company's status in each association and with American Express and Discover Financial Services depends on its compliance with their standards, which may change and may vary from association to association, and could be suspended or terminated if the Company is unable to comply. There are no assurances that the credit card associations will maintain the Company's registrations or authorizations or keep their current rules in effect. Additionally, some of the member financial institutions that set the rules for each credit card association are the Company's or its processing banks' competitors, and may help effect rules that are less favorable to the Company.

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

The Company may become subject to Federal Reserve Board licensing laws, expanded electronic fund transfer rules or more extensive credit card acceptance laws, which could increase the Company's operating costs, decrease its margins and/or restrict its business activities.

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

      It is possible that Congress or individual states could enact laws regulating the electronic commerce market, enabling government entities in the affected jurisdictions to accept credit cards directly where they are currently prohibited from doing so or limiting the convenience fees that service providers can charge to accept and process credit card payments for government obligations. If enacted, these laws, rules and regulations could be imposed on the Company's business and industry and could have a material and adverse effect on the business, operating results and financial condition of the Company.

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

If there is a general economic downturn, the amount of income tax paid could decrease and/or consumers may be less willing to incur convenience fees in connection with the Company's services, which, in both cases, would reduce the Company's operating results.

      Income taxes are dependent on the amount of income earned by tax paying citizens. A significant economic downturn could reduce the per capita income of citizens, and thus reduce the amount of income tax payments consumer users have to make to a government entity, which may reduce the Company's revenues from convenience fees. In addition, an economic downturn may result in a reduction in consumer spending, particularly for non-essential goods and services, which may result in a reduction in consumers' use of the Company's services. If the United States experiences an economic downturn, it could have a material and adverse effect on the business, operating results and financial condition of the Company.

ITEM 2.     PROPERTIES

      The Company's corporate headquarters (including its marketing and finance operations) are located in Stamford, Connecticut in approximately 13,800 square feet of office space. The lease for this space expires in 2005. In addition, many of the Company's technical and customer service personnel are located in approximately 14,300 square feet of office space in San Ramon, California. The lease for this space expires in 2005.

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



                                  PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

      The Company's common stock is traded on The Nasdaq National Market under the symbol "OPAY." The Company's initial public offering of stock commenced on November 23, 1999 at $15.00 per share. The price range per share reflected in the table below, is the highest and lowest sale price for the Company's stock as reported by The Nasdaq National Market for the fiscal quarters indicated. The Company has never declared or paid cash dividends on its common stock. The Company presently intends to retain all future earnings, if any, to finance future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future.


                                            High              Low
                                      ----------------- ----------------

1999 Fourth Quarter                        $57.37            $17.25
2000 First Quarter                         $55.00            $32.00
     Second Quarter                        $42.50             $4.00
     Third Quarter                         $10.72             $3.81
     Fourth Quarter                        $10.00             $4.00

      As of March 15, 2001, there were approximately 22 stockholders of record of the Company's common stock, although the Company believes that there is a significantly larger number of beneficial owners of its common stock.

      The Company commenced its initial public offering on November 23, 1999 and completed it on November 29, 1999, after selling all of the 5,750,000 shares of common stock registered under the corresponding Registration Statement on Form S-1(No. 333-87325), including 750,000 shares sold in connection with the exercise of the underwriters' over-allotment option. The initial public offering price was $15.00 per share, resulting in gross proceeds from the initial public offering of $86.2 million.

      The Company paid a total of $6.0 million in underwriting discounts and commissions and incurred approximately $1.5 million for costs and expenses related to the offering. None of the costs and expenses related to the offering were paid directly or indirectly to any director or officer of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company or an affiliate of the Company.

      After deducting the underwriting discounts and commissions and the offering expenses the estimated net proceeds to the Company from the offering were approximately $78.7 million. The net offering proceeds have been used, in addition to general corporate purposes, to make the following payments: approximately $2.0 million for the purchase and installation of computer equipment to expand transaction processing capabilities; approximately $2.8 million to add functionality to its Web site; approximately $1.5 million for the build-out of the Company's headquarters in Stamford, Connecticut and expansion of its leased office space in San Ramon, California; and approximately $5.2 million for direct marketing and promotional activities. Except for $135,000 and $151,000 of fees incurred by the Company in 2000 and 1999, respectively, for the provision of certain general administrative services by Imperial Bank (See "ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"), none of these costs or expenses were paid directly or indirectly to any director or officer of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company or an affiliate of the Company. In the future, the Company may use a portion of its net proceeds to acquire or invest in businesses, technologies, products or services (which amount has not been specifically allocated as of the date hereof). Unused proceeds are invested in short-term investments.

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


                                             YEARS ENDED DECEMBER 31,
                                        ------------------------------------
                                          2000    1999     1998      1997
                                        -------- ------- -------- ----------
                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenues:
  Transaction fees..................    $ 25,793 $ 8,592  $ 2,076 $    935
  Other revenues....................         291     249      293      267
                                        -------- ------- -------- --------
          Total Revenues...............   26,084   8,841    2,369    1,202
                                        -------- ------- -------- --------
Cost of revenues:
  Cost of transaction fees..........      14,943   4,072      442      232
  Cost of transaction fees to related
   party............................       5,858   2,069      515      153
  Cost of other revenues............         106     204       71      284
                                        -------- ------- -------- --------
          Total cost of revenues.......   20,907  10,345    1,028      669
                                        -------- ------- -------- --------
Gross profit...........................    5,177   2,564    1,341      533
                                        -------- ------- -------- --------

Operating expenses:
  Sales and marketing...............       9,212   1,301      356      330
  Development costs.................       2,953   1,032      608      206
  General and administrative........      10,042   2,692      590      463
  Depreciation expenses.............       1,716     288       57       30
  Amortization of deferred stock-based
  compensation                            15,728   7,940      ---      ---
                                        -------- ------- -------- --------
          Total operating expenses.....   39,651  13,253    1,611    1,029
                                        -------- ------- -------- --------
Loss from operations...................  (34,474)(10,757)    (270)    (496)
Other income (expense), net............    4,436     357      (55)      (6)
                                        -------- ------- -------- --------
Net loss...............................  (30,038)(10,757)    (325)    (502)
                                        ======== ======= ======== ========

Basic and diluted net loss per share... $  (1.40)$ (0.66)$  (0.02)$  (0.03)
                                        ======== ======= ======== ========

Weighted-average shares used in
computing basic and diluted net
loss per share.........................   21,421  15,677   15,000   15,000
                                        ======== ======= ======== ========

BALANCE SHEET DATA:
     Cash and short-term investments... $ 65,898 $80,825  $   631 $    182
     Working capital (deficit).........   61,502  80,150      392     (221)
     Total assets......................   76,263  84,300    1,747      764
     Total debt including current portion  1,184     597      810      389
     Stockholders' equity (deficit)....   68,453  81,561      184      (91)

----------
See note 1 of Notes to Financial Statements for an explanation of the determination of the number of shares used to compute basic and diluted net income (loss) per share.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with "Selected Financial Data" and the Company's financial statements and related notes appearing elsewhere in this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to, the risks discussed in the Company's other SEC filings.

OVERVIEW

      Official Payments is a leading provider of electronic payment options to government entities, enabling consumers to use their credit cards to pay, through the Internet or by telephone, personal federal and state income taxes, sales and use taxes, property taxes, tuition payments, motor vehicles fees, fines for traffic violations and parking citations and other government-imposed taxes and fees. The Company commenced current operations on June 26, 1996, initially offering its credit card payment services for the payment of fines for traffic violations, parking citations and property taxes. As of December 31, 2000, the Company offered approximately 1,151 services to approximately 742 government entities. In mid- 1998, the Company signed a credit card payment contract with the IRS to provide its services for the balance due payment by telephone of personal federal income taxes, and for the 1999 tax year, the Company began processing estimated and extension tax payments, as well. In March 2000, the IRS awarded Official Payments a contract to accept via the Internet and telephone balance due and estimated tax payments for the 2000 tax year, as well as estimated payments for the 2001 tax year. This new contract has an initial one-year term, with the IRS having the option to renew the contract for one additional year. The IRS exercised this renewal option in March 2001.

      The Company began providing services for the payment of personal state income taxes in California in December 1998 and in New Jersey and the District of Columbia in 1999. In addition to continuing to provide its services for these three government entities, in 2000, the Company began providing, or had entered into contracts to provide (and was in the process of implementing), its payment services to the states of Alabama, Arkansas, Connecticut, Illinois, Kansas, Maryland, Minnesota, New York, Ohio, Oklahoma, Virginia, Washington, and West Virginia. In the first quarter of 2001, the Company entered into agreements to provide its payment services for the states of Wisconsin, Iowa and Mississippi. Consumers can make payments to these states through the Company's IVR system and Web site.

      The Company's revenues consist primarily of convenience fees, which are transaction fees paid by consumers for using its credit card payment services. For the year ended December 31, 2000, the convenience fees ranged from 2.7% to 8.9% of the amount paid by the consumer per transaction. For processing many payments (including, personal federal and state income tax payments, sales and use tax payments and property tax payments), the amount of the convenience fee charged varies based on the specific amount of the government obligation. For processing other types of payments (including, fines for traffic violations and parking citations), the amount of the convenience fee charged is fixed, regardless of the specific amount of the government obligation. Total revenues have increased significantly since the Company started providing services in January 1999 for personal federal income tax payments.

      For the 2000 fiscal year, convenience fees from payments to the IRS accounted for approximately 69% of the Company's total revenues. The Company's primary cost of revenues are the merchant discount fees paid to its credit card processors, which, during the year ended December 31, 2000, ranged from 1.5% to 3.0% of the total amount paid by the consumer, depending on the credit card used and the type of transaction. The Company also incurs variable telecommunications costs and IVR license royalty fees of approximately $0.51 per completed transaction through its telephone conduit. Although there are no telecommunications costs associated with payments made through the Internet conduit, the Company pays a third party license fee of $0.13 per completed transaction for certain technology used in its Internet conduit. The Company's total cost of revenues has increased significantly since January 1999 because of the large number of personal federal income tax payments processed, which has a lower gross margin as compared to other payment services.

      Processing fines for traffic violations and parking citations produce a higher gross margin than processing income tax, sales and use tax and property tax payments because the convenience fee as a percentage of fines processed is significantly higher.

      Operating expenses include sales and marketing expenses, development costs, general and administrative expenses, depreciation expenses, and allocated expenses from a related party. The largest component of these expenses was related to the amortization of deferred stock compensation, which amounted to $15.7 million in the year ended December 31, 2000. Sales and marketing expenses consist primarily of advertising expenses and salaries and commissions for sales and marketing personnel. Development costs consist primarily of salaries for engineering personnel and consulting expenses relating to research and development activities. General and administrative expenses consist primarily of salaries and other compensation expenses for executive, customer service, finance and administrative personnel.

      The Company has incurred significant losses since inception and expects to continue to incur losses for the foreseeable future. As of December 31, 2000, the Company had an accumulated deficit of approximately $41.4 million. The Company recorded on its balance sheet deferred stock compensation totaling $42.9 million in the third and fourth quarters of 1999. This deferred charge consists of an amount of $10.0 million, representing the guaranteed value of options granted to Thomas R. Evans, the Company's Chairman and Chief Executive Officer, and an amount of $32.9 million, representing the value of the common stock underlying options granted to certain other officers and employees of the Company in August, September and November of 1999 in excess of the exercise prices of those options. The $10.0 million deferred charge related to Mr. Evans' options and $32.9 million of deferred charges related to new options granted to other officers and employees was initially intended to be amortized over a three-year vesting period, beginning in the third quarter of 1999. However, as a result of the acceleration of options under the Company's 1999 Stock Incentive Plan due to Comerica's acquisition of Imperial Bancorp on January 30, 2001, the unamortized portion of this charge will be recognized by the Company in the first quarter of 2001.

      In addition, $4.5 million of deferred compensation related to option grants to the Company's former Chief Financial Officer, Brian W. Nocco, which beginning in the third quarter of 1999 were being amortized over a three-year vesting period. Mr. Nocco's employment with the Company terminated during the second quarter of 2000, and in connection therewith and pursuant to Mr. Nocco's previously existing employment contract, the vesting of a number of Mr. Nocco's options was accelerated and the unamortized portion of the deferred stock-based compensation relating to Mr. Nocco was recognized during the second quarter of 2000.

      The Company also recorded on its balance sheet deferred stock-based compensation totaling $633,000 in the second quarter of 2000. This deferred charge represented the fair market value of restricted shares of common stock granted to employees as performance-based awards and also in replacement of, and in exchange for, cancelled unvested stock options with exercise prices in excess of the current market value. Beginning in June 2000, this deferred charge was amortized on a straight-line basis over a one-year vesting period. As a result of the acceleration of options under the Company's 2000 Stock Incentive Plan due to Comerica's acquisition of Imperial Bancorp, the unamortized portion of this charge will be recognized by the Company in the first quarter of 2001.


RECENT EVENTS

      In March 2001, Official Payments reached an agreement with the State of Mississippi pursuant to which the Company will begin collecting delinquent taxes by credit card through its IVR and Internet payment platforms.

      In March 2001, Official Payments entered into a cooperative advertising agreement with American Express for $255,000. The Company will utilize these funds for an advertising campaign related to its federal income tax payment program with the IRS, which will run in March and April 2001.

      In March 2001, Official Payments entered into an agreement with the State of Iowa under which the Company will provide a service enabling Iowa citizens to pay a variety of delinquent tax and fee payments by credit card through the Company's IVR and Internet payment platforms.

      In March 2001, the IRS exercised its option to extend its existing contract with Official Payments for an additional calendar year. This renewal covers the 2001 tax year for personal federal balance due and extension payments, as well as estimated personal federal taxes for the 2002 tax year.

      In February 2001, the State of Oklahoma renewed and expanded the Company's existing contract with the state. The Company's previous agreements gave Oklahoma taxpayers the ability to pay their individual return balance-due personal state income tax payments by credit card through the Company's Web site. The new award adds the IVR option and six new tax payment categories: Corporate Income Tax, Corporate Estimated Tax, Individual Estimated Tax, Income Withholding, Income Tax Franchise, and Sales and Use Tax.

      On January 30, 2001, Imperial Bancorp, the parent holding company of Imperial Bank (which then owned approximately 55% of the Company's outstanding common stock), was acquired by Comerica in a tax-free, stock-for-stock transaction. Consummation of the merger resulted in the acceleration of various employee stock options and restricted stock granted under the Company's 2000 Stock Incentive Plan and 1999 Stock Incentive Plan. In addition, under the respective employment agreements for Messrs. Evans, Presto and Barrett, this change of control event enables each of them to terminate his employment with the Company for "good reason" after July 30, 2001 and in connection therewith to continue receiving payment of his base salary and benefits for one year following such date. Mr. DiMaria's employment agreement contains a similar provision, but he is only eligible to terminate his employment for good reason due to this event between April 30, 2001 and May 30, 2001. In March 2001, Imperial Bank transferred ownership of all of its shares of the Company's common stock to its new parent holding company, Comerica.

      In January 2001, the State of Connecticut renewed and expanded the Company's existing contract with the state. The Company's previous agreements gave Connecticut taxpayers the ability to pay their individual return balance-due personal state income tax payments by credit card over the Company's interactive telephone system. The new award adds the Company's Internet payment option and two new payment categories: 2000 Extension Tax and 2001 Estimated Tax.

      In January 2001, Official Payments announced its new contract with the State of Wisconsin which authorizes the Company to work directly with any Wisconsin state agency to provide a service for the collection of various taxes, fees, fines, licenses, and tuition payments by credit card via the Company's Web site and IVR. Currently, the Company has arranged to collect personal balance due income taxes and is in the process of contacting a number of state agencies to offer its services under the general state authorization contract.


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



                                                    YEARS ENDED DECEMBER 31,
                                                    ------------------------
                                                     2000     1999     1998
                                                     ----     ----     ----
STATEMENT OF OPERATIONS DATA:
Revenues:
  Transaction fees.................................      99%      97%     88%
  Other revenues...................................       1        3      12
                                                   -------- -------- -------
      Total revenues...............................     100      100     100

Cost of revenues:
  Cost of transaction fees.........................      57       46      19
  Cost of transaction fees to related party........      23       24      22
  Cost of other revenues...........................      --        2       3
                                                   --------  -------  -------
      Total cost of revenues.......................      80       72      44
                                                   --------  -------  -------
Gross profit.......................................      20       28       56
                                                   --------  -------  -------
Operating expenses:
  Sales and marketing..............................      36       15       15
  Development costs................................      11       12       26
  General and administrative.......................      38       31       25
  Depreciation expenses............................       7        3        2
  Amortization of deferred stock-based compensation      60       89       --
                                                   -------- --------  -------
      Total operating expenses.....................     152      150       68
                                                   -------- --------  -------
Loss from operations...............................    (132)    (122)     (12)
Other income (expense), net........................      17        4       (2)
                                                   -------- --------  -------
Net loss...........................................    (115)%   (118)%    (14)%
                                                   ======== ========  =======



COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND 1999

REVENUES

      Total Revenues. Total revenues increased $17.3 million to $26.1 million for the year ended December 31, 2000 from $8.8 million for the year ended December 31, 1999, an increase of 195%. This increase is primarily attributable to revenues generated from additional payment options added to the Company's existing IRS contract, and additional state and municipal/county ("local") clients added during 2000 which resulted in increases in revenue from processing state and local property taxes.

      Federal Transaction Fees. Federal transaction revenues consist of fees earned in connection with processing payments related to personal federal balance due, extension and estimated income taxes. Federal transaction fees increased $13.7 million to $18.0 million for the year ended December 31, 2000 from $4.3 million for the year ended December 31, 1999, an increase of 316%. The increase in revenues is primarily related to the two new payment services added during 2000: extension and estimated payments. The Company only offered one payment service, balance-due, during the prior fiscal year. The increase is also attributable to the increase in the utilization from the prior fiscal year. Federal revenues represented 69% and 49% of total revenues for the years ended December 31, 2000 and 1999, respectively.

      The Company processed approximately 157,300 transactions totaling $439.1 million during the year ended December 31, 2000 compared to 44,800 transactions totaling $174.0 million during the prior fiscal year for balance due payments. The Company also processed 17,900 transactions totaling $88.5 million and 21,700 transactions totaling $123.1 million during the year ended December 31, 2000 for extension and estimated tax payments, respectively.

      State Transaction Fees. State transaction revenues consist of fees earned in connection with processing payments for balance due, extension, estimated and delinquent personal state income taxes, sales and use taxes, and other state fees on behalf of the Company's state clients. State revenues increased $1.9 million to $2.5 million for the year ended December 31, 2000 from $557,000 for the year ended December 31, 1999, an increase of 341%. The increase from the prior year is primarily due to the increase in the number of clients and payment services added during the 2000 fiscal year. State revenues represented 10% and 6% of total revenues for the years ended December 31, 2000 and 1999, respectively.

      The Company processed approximately 64,200 transactions totaling $84.8 million during the year ended December 31, 2000 compared to 16,500 transactions totaling $15.7 million during the prior fiscal year.

      Local Transaction Fees. Local transaction revenues consist of fees earned in connection with processing payments for property taxes, traffic violations, parking citations, fax filing fees, and utility bills for the Company's municipal and county clients. Local transaction fees increased $1.7 million to $5.4 million for the year ended December 31, 2000 from $3.7 million for the year ended December 31, 1999, an increase of 46%. Revenues from processing property tax payments increased $1.2 million to approximately $3.0 million for the year ended December 31, 2000 from $1.8 million for the year ended December 31, 1999, an increase of 67%. The increase is primarily attributable to an increase in the number of transactions processed and new municipal and county clients added during 2000. Revenues from processing fines for traffic violations, moving violations and other transactions increased $495,000 to $2.4 million for the year ended December 31, 2000 from $1.9 million for the year ended December 31, 1999, an increase of 26%. The increase is primarily attributable to an increase in the number of transactions processed. Local revenues represented 21% and 42% of total revenues for the years ended December 31, 2000 and 1999, respectively.

      Other Revenues. Other revenues increased $42,000 to $291,000 for the year ended December 31, 2000 from $249,000 for the year ended December 31, 1999, an increase of 17%.

COST OF REVENUES

      Cost of Transaction Fees. Cost of transaction fees increased $14.6 million to $20.9 million for the year ended December 31, 2000 from $6.3 million for the year ended December 31, 1999, an increase of 232%. The largest component of cost of transaction fees, merchant discount fees, increased $13.2 million to $19.0 million for the year ended December 31, 2000 from $5.8 million for the year ended December 31, 1999, an increase of 228%. The cost of telephone charges for the Company's IVR system increased $1.2 million to $1.5 million for the year ended December 31, 2000 from $318,000 for the year ended December 31, 1999, an increase of 377%. These increases were due to the corresponding increase in revenue. Cost of transaction fees was 80% of total revenues for the year ended December 31, 2000 compared to 69% for the year ended December 31, 1999. The increase is due to the lower gross margins for personal federal income tax payment services as compared to other payment services. The increase is also attributable to the increase in Internet costs from the prior fiscal year, which is consistent with the increase in the number of Internet transactions processed during the year ended December 31, 2000.

      Cost of Other Revenues. Cost of other revenues decreased $98,000 to $106,000 for the year ended December 31, 2000 from $204,000 for the year ended December 31, 1999, a decrease of 48%.

OPERATING EXPENSES

      Sales and Marketing. Sales and marketing expenses increased $7.9 million to $9.2 million for the year ended December 31, 2000 from $1.3 million for the year ended December 31, 1999, an increase of 608%. This increase is primarily attributable the Company's marketing campaign for its payment services which totaled $5.2 million for the year ended December 31, 2000. Advertising expenses totaled $69,000 in the prior fiscal year. The increase is also attributable to an increase in the number of sales and marketing personnel to handle additional growth in business and in anticipation of future growth. An increase in commission payments to the Company's sales employees also contributed to the increase in sales and marketing expenses from the prior fiscal year. Sales and marketing expenses represented 36% of total revenues for the year ended December 31, 2000 compared to 15% for the year ended December 31, 1999.

      Development Costs. Development costs increased $2.0 million to $3.0 million for the year ended December 31, 2000 from $1.0 million for the year ended December 31, 1999, an increase of 200%. The increase is primarily attributable to consultants hired during the current fiscal year to assist in the testing and data conversion of the Company's Web site. The increase is also attributable to an increase in the number of engineering personnel resulting in an increase in salary and other employee related costs. Development costs represented 11% of total revenues for the year ended December 31, 2000 compared to 12% for the year ended December 31, 1999.

      General and Administrative. General and administrative expenses increased $7.3 million to $10.0 million for the year ended December 31, 2000 from $2.7 million for the year ended December 31, 1999, an increase of 270%. This increase is primarily attributable to the significant hiring of additional general and administrative personnel, including customer service, finance and corporate officers during the current fiscal year. This increase is also attributable to the hiring of additional temporary customer service personnel and the rental of temporary office space in San Diego, California during the current 2000 peak tax-filing season. The Company also expensed $522,000 for severance, relocation and other contractual obligations paid to the Company's former chief financial officer in connection with the termination of his employment in 2000. General and administrative expenses represented 38% of total revenues for the year ended December 31, 2000 compared to 31% for the year ended December 31, 1999.

      Depreciation Expenses. Depreciation expenses increased $1.4 million to $1.7 million for the year ended December 31, 2000 from $288,000 for the year ended December 31, 1999, an increase of 486%. The increase is primarily related to an increase in IVR equipment purchased during the first quarter of 2000 in preparation and handling of the higher volume of federal and state tax payments. The increase is also related to the additional office equipment and furniture and fixtures purchased during the Company's move to its new headquarters in Stamford, Connecticut and the expansion of its offices in San Ramon, California.

      Amortization of deferred stock-based compensation. Amortization of deferred stock-based compensation increased from $7.8 million to $15.7 million for the year ended December 31, 2000 from $7.9 million for the year ended December 31, 1999, an increase of 99%. This increase is primarily attributable to the full year of amortization taken during 2000 versus partial years' worth of amortization taken in 1999. In addition, the increase is attributable to $3.6 million in acceleration of vesting of stock options previously granted the Company's former chief financial officer, which occurred in connection with the termination of his employment. Amortization of deferred stock-based compensation represented 60% of total revenues for the year ended December 31, 2000 compared to 89% for the year ended December 31, 1999.

OTHER INCOME, NET

      Other income, net, which consists of interest income, interest expense and other non- operating expenses, increased primarily due to interest income resulting from investment of the proceeds from the Company's initial public offering in November 1999.

PROVISION FOR INCOME TAXES

      For federal income tax purposes, the Company has net operating loss ("NOL") carryforwards of approximately $23.6 million and $1.1 million for the year ended December 31, 2000 and 1999, respectively, expiring in 2019 and 2020. The U.S. Tax Reform Act of 1986 contains provisions that limit the NOL carryforwards available to be used in any given year upon the occurrence of certain events, including a significant change of ownership. Management believes that a change in ownership occurred in connection with Comerica's acquisition of Imperial Bancorp and, as a result, the ability of the Company to utilize the NOL's to offset income in the future could be limited.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments. Due to the Company's operating losses, there is uncertainty surrounding whether the Company will ultimately realize its deferred tax assets. Prior to September 30, 1999, the Company was a California limited liability company. Accordingly, all tax operating losses prior to September 30, 1999 have been used by the members of such limited liability company.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1999 AND 1998

REVENUES

      Total Revenues. Total revenues increased $6.4 million to $8.8 million for the year ended December 31, 1999 from $2.4 million for the year ended December 31, 1998, an increase of 267%. This increase is primarily attributable to revenues generated from first-time processing of personal, federal and state income tax payments in the year ended December 31, 1999, as well as increases in revenue from processing property taxes.

      Federal Transaction Fees. Federal transaction revenues consist of fees earned in connection with processing payments solely related to personal federal balance due income taxes. Federal transaction fees were $4.3 million for the year ended December 31, 1999, representing 49% of the Company's total revenues. The Company processed approximately 44,800 transactions totaling $174.0 million during the year ended December 31, 1999.

      State Transaction Fees. State transaction revenues consist of fees earned in connection with processing payments for balance due, extension, estimated and delinquent personal state income taxes, sales and use taxes, and/or other state fees on behalf of the Company's state clients. A significant portion of revenues earned during the fiscal year related to processing delinquent personal state tax payments. State revenues were $557,000 for the year ended December 31, 1999, representing 6% of total revenues. The Company processed approximately 16,500 transactions totaling $15.7 million.

      Local Transaction Fees. Local transaction revenues consist of fees earned in connection with processing property taxes, traffic violations, parking citations, fax filing, and utility payments for the Company's county and municipal clients. Local transaction fees increased $1.6 million to $3.7 million for the year ended December 31, 1999 from $2.1 million for the year ended December 31, 1998, an increase of 76%. Revenues from processing property tax payments increased $1.0 million to approximately $1.8 million for the year ended December 31, 1999 from $765,000 for the year ended December 31, 1998, an increase of 131%. The increase is primarily attributable to an increase in the number of property tax transactions processed during the year ended December 31, 1999 and the introduction of the Company's Internet payment option during the third quarter of 1999. Revenues from processing fines for traffic violations, moving violations and other transactions increased $600,000 to $1.9 million for the year ended December 31, 1999 from $1.3 million for the year ended December 31, 1998, an increase of 46%. The increase is primarily attributable to an increase in the number of transactions processed and new county and municipal clients added during 1999.

      Other Revenues. Other revenues decreased $44,000 to $249,000 for the year ended December 31, 1999 from $293,000 for the year ended December 31, 1998, a decrease of 15%.

COST OF REVENUES

      Cost of Transaction Fees. Cost of transaction fees increased $5.3 million to $6.3 million for the year ended December 31, 1999 from $1.0 million for the year ended December 31, 1998, an increase of 530%. The largest component of cost of transaction fees, merchant discount fees, increased $5.0 million to $5.8 million for the year ended December 31, 1999 from $792,000 for the year ended December 31, 1998, an increase of 631%. The cost of telephone charges for the Company's IVR system increased $219,000 to $318,000 for the year ended December 31, 1999 from $99,000 for the year ended December 31, 1998, an increase of 221%. These increases were due to the corresponding increase in revenue. Cost of transaction fees was 71% of total revenues for the year ended December 31, 1999 compared to 44% for the year ended December 31, 1998. The increase is due to the lower gross margins for personal federal income tax payment services as compared to other payment services.

      Cost of Other Revenues. Cost of other revenues increased $133,000 to $204,000 for the year ended December 31, 1999 from $71,000 for the year ended December 31, 1998, an increase of 187%.

OPERATING EXPENSES

      Sales and Marketing. Sales and marketing expenses increased $944,000 to $1.3 million for the year ended December 31, 1999 from $356,000 for the year ended December 31, 1998, an increase of 265%. This increase is primarily attributable to an increase in the number of sales and marketing personnel and an increase in commission payments. Sales and marketing expenses represented 15% of total revenues for the years ended December 31, 1999 and 1998.

      Development Costs. Development costs increased $392,000 to $1.0 million for the year ended December 31, 1999 from $608,000 for the year ended December 31, 1998, an increase of 64%. This increase is primarily attributable to an increase in the number of engineering personnel and development of the IVR and Internet payment conduits. Development costs represented 12% of total revenues for the year ended December 31, 1999 compared to 26% for the year ended December 31, 1998.

      General and Administrative. General and administrative expenses increased $2.1 million to $2.7 million for the year ended December 31, 1999 from $590,000 for the year ended December 31, 1998, an increase of 356%. This increase is primarily attributable to the hiring of additional general and administrative personnel, including executive officers and other administrative personnel. General and administrative expenses represented 31% of total revenues for the year ended December 31, 1999 compared to 25% for the year ended December 31, 1998.

      Depreciation Expenses. Depreciation expenses increased $231,000 to $288,000 for the year ended December 31, 1999 from $57,000 for the year ended December 31, 1998, an increase of 405%. The increase is primarily related to IVR equipment purchased during the year in response to increased utilization and increase in office equipment purchased during the year due to the increase in personnel.

      Amortization of deferred stock-based compensation. Amortization of deferred stock- based compensation was $7.9 million for the year ended December 31, 1999. This was due to the vesting of stock options granted to certain employees to purchase shares of the Company's common stock at exercise prices below the fair market value of the common stock on the date such options were granted. Amortization of deferred stock-based compensation represented 89% of total revenues for the year ended December 31, 1999.

OTHER INCOME, NET

      Other income, net, which consists of interest income, interest expense and other non- operating expenses, increased primarily due to interest income resulting from investment of the proceeds from the Company's initial public offering.

PROVISION FOR INCOME TAXES

      The Company incurred operating losses during the period of its incorporation from September 30, 1999 through December 31, 1999. The Company has recorded a valuation allowance for the full amount of net deferred tax assets, as the future realization of the tax benefit is not currently likely.

      As of December 31, 1999, the Company had net operating loss carry-forwards for federal tax purposes of approximately $1.1 million and for California income tax purposes of approximately $534,000. These federal and California income tax loss carry-forwards are available to reduce future taxable income and expire at various dates. The federal net operating loss carryforward expires in year 2019. The California net operating loss carryforward expires in year 2004. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership may limit the amount of net operating loss carry-forwards that could be utilized annually in the future to offset taxable income. There had not been any substantial changes in the Company's ownership through December 31, 1999. Prior to September 30, 1999, the Company was a California limited liability company. Accordingly, all tax operating losses prior to September 30, 1999 have been used by the members of such limited liability company.

LIQUIDITY AND CAPITAL RESOURCES

      Since January 1997 and prior to the offering the Company financed its operations through private sales of common stock, with net proceeds of $5.0 million, and through shareholder loans. In November 1999, Official Payments completed the initial public offering of its common stock and realized net proceeds from the offering of approximately $78.7 million. As of December 31, 2000, the Company had $65.9 million in cash and short-term investments, and $61.5 million in working capital.

      The Company has experienced operating losses during all fiscal periods following the Company's initial public offering. The Company expects to continue to incur losses from operations for the foreseeable future. The Company's working capital deficit was $221,000 at December 31, 1997. In December 1998, there was a capital contribution of $600,000 and the working capital was $392,000 at December 31, 1998. In November 1999, the Company completed its initial public offering and realized net proceeds of approximately $78.7 million and the working capital was $80.2 million at December 31, 1999.

      Net cash used in operating activities was $9.6 million, $2.1 million, and $245,000 for the years ended December 31, 2000, 1999, and 1998, respectively. The cash used in operating activities for the years ended December 31, 2000 and 1999 was primarily the result of the Company's net loss and increases in accounts receivable, offset by non-cash expenses such as stock-based compensation amortization and depreciation and increases in accounts payable. The cash used in operating activities for the years ended December 31, 1998 was primarily the result of the Company's net loss and an increase in accounts receivable.

      Net cash from investing activities was $10.0 million for the year ended December 31, 2000. Net cash used in investing activities was $79.9 million and $298,000 for the years ended December 31, 1999 and 1998, respectively. Cash from investing activities primarily reflect proceeds from the sale of short- term investments, offset by purchases of property and equipment during the year ended December 31, 2000. Cash used in investing activities primarily reflects purchase of short-term investments during the year ended December 31, 1999, and purchases of property and equipment during the year ended December 31, 1998.

      Net cash provided by financing activities was $1.8 million, $83.0 million, and $992,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The cash generated in 2000 was primarily related to stock option exercises and proceeds from a sale-leaseback transaction for IVR equipment. The cash generated in 1999 was primarily related to the proceeds of the Company's initial public offering and the sale of its common stock to E*Trade Group, Inc. Cash generated in 1999 was partially offset by repayments of bank loans, shareholder loans, and capital leases. The cash generated in 1998 was due to capital contributions by the Company's stockholders.

      The Company believes that, based on its current business plan, existing cash and investments will be sufficient to meet operating activities, capital expenditures and other obligations for at least the next two years.

SEASONALITY AND FLUCTUATION OF QUARTERLY RESULTS

      The Company has generally experienced fiscal quarter over fiscal quarter revenue growth with some seasonal fluctuations, primarily in the second quarter. The fiscal quarter-over-fiscal quarter revenue growth is due to an increase in the number of government clients and payment services and an increase in utilization rates. The large increase in revenues in the second quarter is due to processing personal federal and state balance due income tax payments in the month of April. The Company expects that results for the second quarter of future years will continue to be impacted by the April 15 deadline for paying personal federal and state income taxes. In addition, the Company's revenues are also impacted by the timing of federal and state estimated personal income tax payments (which are made quarterly) and local property tax payments (which are made only once or twice per year in many jurisdictions).

      Cost of revenues as a percentage of total revenues were significantly higher in the second quarter than in previous quarters as a result of processing personal federal and state balance due income tax payments, which have significantly lower margins than certain other payment services. This is due to the fact that the convenience fee is generally lower as a percentage of large government payments, such as income taxes, while the primary cost of sales, which are merchant discount fees, are relatively constant as a percentage of the payment amount.

      The Company expects that its operating expenses will continue to increase as a result of increased personnel, marketing, technological and other infrastructure costs associated with the anticipated growth in the Company's government client base and transaction volume. However, the rate of increase of such expenses is currently expected to decline as the Company's infrastructure becomes more fully developed. If revenues in any quarter do not increase correspondingly with increases in operating expenses, the Company's results for that quarter would be materially and adversely affected.

      For the foregoing reasons, the Company believes that comparisons of its quarterly operating results are not necessarily meaningful and that the Company's operating results in any particular quarter should not be relied upon as necessarily indicative of future performance. In addition, it is possible that in some future quarters operating results will be below the expectations of research analysts and investors, and in that case, the price of the Company's common stock is likely to decline.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." SAB 101 also provides guidance as the recognizing revenue on the "gross" versus "net" basis. The Company adopted the provisions of SAB 101 during the first quarter of fiscal 2000 and SAB 101 does not have any impact on the Company's financial position or results of operations.

      In April 2000, the Financial Accounting Standards Board issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in business combinations. This Interpretation became effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operation or cash flows. The Company will be required to adopt SFAS No. 133 in fiscal 2001.

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

      The table below represents principal amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio.



                    FY2001  FY2002 FY2003  FY2004 FY2005  Thereafter  Total
                   -------  ------ ------- ------ ------- ---------- -------
Money market fund
 and cash         $  3,783  $  -   $  -    $  -   $  -    $  -       $ 3,783
  Average interest
   rate               0.63%   0.00%  0.00%  0.00%   0.00%   0.00%
                   -------
Investments         62,115     -      -      -      -       -        62,115
  Average interest   6.51%    0.00%  0.00%  0.00%   0.00%    0.00%
   rate            -------  ------- ------- ------ ------- -------- --------
Total cash and
 investment       $ 65,898  $  -   $  -   $  -   $  -    $   -      $65,898
                   ======== ======= ======= ====== ======= ======== ========


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


                                  PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information contained under the sections entitled "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's proxy statement for its Annual Meeting of Stockholders to be held on May 8, 2001 and to be filed with the Securities and Exchange Commission no later than 120 days after the close of the 2000 fiscal year (the "Proxy Statement") is incorporated herein by reference in response to this item.

ITEM 11.    EXECUTIVE COMPENSATION

      The information contained in the Proxy Statement under the sections entitled "ELECTION OF DIRECTORS-Compensation of Directors," "EXECUTIVE OFFICER COMPENSATION," "COMPENSATION COMMITTEE REPORT ON EXECUTIVE OFFICER COMPENSATION," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" and "STOCK PERFORMANCE GRAPH" is incorporated herein by reference in response to this item.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

      The information contained in the Proxy Statement under the section entitled "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" is incorporated herein by reference in response to this item.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information contained in the Proxy Statement under the section entitled "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" is incorporated herein by reference in response to this item.


                                  PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a)   1.  FINANCIAL STATEMENTS


                                                             PAGE NUMBER

Independent Auditors' Report................................     F-2
Balance Sheets as of December 31, 2000 and 1999.............     F-3
Statements of Operations for the years ended December 31, 2000
      1999 and 1998.........................................     F-4
Statements of Stockholders' Equity for the years ended
      December 31, 2000, 1999 and 1998......................     F-5
Statements of Cash Flows for the years ended December 31, 2000,
      1999 and 1998.........................................     F-6
Notes to Financial Statements...............................     F-7


      2.  FINANCIAL STATEMENT SCHEDULES

      The following financial statement schedule of the Company for each of the years ended December 31, 2000, 1999 and 1998 should be read in conjunction with the Financial Statements, and related notes thereto, of the Company.


                                                             PAGE NUMBER

      Schedule II--Valuation and Qualifying Accounts.........    S-1


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

Date:  March 29, 2001

                                          OFFICIAL PAYMENTS CORPORATION


                                          By: /s/ Thomas R. Evans
                                             -------------------------
                                              Thomas R. Evans
                                              Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2001.


           SIGNATURE                                 TITLE

      /s/ Thomas R. Evans            Chairman of the Board and Chief Executive
----------------------------------
        Thomas R. Evans              Officer

     /s/ Edward J. DiMaria           Chief Financial Officer
----------------------------------
       Edward J. DiMaria             (Principal Financial Officer)

       /s/ Kenneth Stern             President and Director
----------------------------------
         Kenneth Stern

     /s/ Hyunjin F. Lerner           Controller
----------------------------------
       Hyunjin F. Lerner

       /s/ Andrew Cohan              Director
----------------------------------
         Andrew Cohan

   /s/ Christos M. Cotsakos          Director
----------------------------------
     Christos M. Cotsakos

    /s/ Norman P. Creighton          Director
----------------------------------
      Norman P. Creighton

 /s/ George L. Graziadio, Jr.        Director
----------------------------------
   George L. Graziadio, Jr.

     /s/ Vernon Loucks Jr.           Director
----------------------------------
       Vernon Loucks Jr.

       /s/ Lee E. Mikles             Director
----------------------------------
         Lee E. Mikles

       /s/ Bruce Nelson              Director
----------------------------------
         Bruce Nelson



                             INDEX TO EXHIBITS


     EXHIBIT
       NO.                                    DESCRIPTION
------------------        ----------------------------------------------------
       3.1                Certificate of Incorporation of the Registrant,
                          incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No.
                          333-87325), dated September 17, 1999.*

       3.1.1 Certificate of Amendment to the Certificate of Incorporation of the Registrant, filed as Exhibit
                          3.1.1 to Amendment No. 1 (dated October 26, 1999) to the Company's Registration Statement on Form S-1 (No. 333-87325).*

       3.2 Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No. 333-87325).*

       4.1 Common Stock Specimen, incorporated by reference to Exhibit 4.1 to Amendment No. 4 (dated November 18, 1999) to the Company's Registration Statement on Form S-1 (No. 333-87325).*

       4.2 Stock Purchase Agreement dated as of November 3, 1999 between Official Payments Corporation and E*TRADE Group, Inc, filed as Exhibit 4.2 to Amendment No. 2 (dated November 5, 1999) to the Company's Registration Statement on Form S-1 (No. 333-87325).*

       4.2.2 Amendment No. 1 to Stock Purchase Agreement dated as of November 8,1999 among Official Payments Corporation, E*TRADE Group, Inc. and Imperial Bank, filed as Exhibit 4.2.2 to Amendment No. 3 (dated November 16, 1999) to the Company's Registration Statement on Form S-1 (No. 333-87325).*

       4.3 Registration Rights Agreement dated as of October 15, 1999 between Imperial Bank and U.S. Audiotex Corporation, filed as Exhibit 4.3 to Amendment No. 4 (dated November 18, 1999) to the Company's Registration Statement on Form S-1 (No. 333-87325).*

       4.4 Registration Rights Agreement dated as of October 15, 1999 between Beranson Holdings, Inc. and U.S. Audiotex Corporation, filed as Exhibit 4.4 to Amendment No. 4 (dated November 18, 1999) to the Company's Registration Statement on Form S-1 (No. 333-87325).*

       10.1 Amended Employment Agreement, dated as of September 14, 1999, by and among U.S. Audiotex Corporation, Imperial Bank and Thomas R. Evans, filed as Exhibit 10.1 to the Company's
                          Registration Statement on Form S-1 (No.
                          333-87325).*

       10.2 Employment Agreement, dated August 24, 1999, between U.S. Audiotex Corporation and Kenneth Stern, filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 333-87325).*

       10.3               1999 Stock Incentive Plan, as amended, filed as
                          Exhibit 10.2 to the Company's Form 10-Q for the period ended March 31, 2000.*

       10.4 2000 Stock Incentive Plan, filed as Exhibit 4.4 to the Company's Registration Statement on Form S-8, dated June 2, 2000.*

       10.5 Contract, between Internal Revenue Service and the Company, filed as Exhibit 10.1 to the Company's Form 10-Q for the period ended March 31, 2000.*

       10.6 Subcontract with Novus Services, Inc., dated November 30, 1998, of the IVR Services Agreement with the California Franchise Tax Board, incorporated by reference to Exhibit 10.8 to Amendment No. 1 (dated October 26, 1999) to the Company's Registration Statement on Form S-1 (No. 333-87325).*

       10.7 Processing Agreement, dated as of July 16, 1995, by and between Imperial Bank and U.S. Audiotex LLC, incorporated by reference to Exhibit 10.9 to Amendment No. 1 (dated October 26, 1999)to the Company's Registration Statement on Form S-1 (No. 333-87325).*

       10.8 Employment Agreement, dated September 30, 1999, between U.S. Audiotex Corporation and Michael Presto, incorporated by reference to Exhibit
                          10.12 to Amendment No. 2 (dated November 5, 1999) to the Company's Registration Statement on Form S-1 (No. 333-87325).*

       10.9 Employment Agreement, dated September 30, 1999, between U.S. Audiotex Corporation and Michael Barrett, incorporated by reference to Exhibit
                          10.13 to Amendment No. 2 (dated November 5, 1999) to the Company's Registration Statement on Form S-1 (No. 333-87325).*

       10.10 Employment Agreement, dated August 9, 2000, between Edward J. DiMaria and Official Payments Corporation, filed as Exhibit 10.1 to the Company's Form 10-Q for the period ended June 30, 2000.*

       23.1               Consent of KPMG LLP.

-------------
*     Previously filed



                       OFFICIAL PAYMENTS CORPORATION

                       INDEX TO FINANCIAL STATEMENTS



                                                                       PAGE
                                                                      NUMBER

Independent Auditors' Report.......................................     F-2
Balance Sheets as of December 31, 2000 and 1999....................     F-3
Statements of Operations for the years ended December 31, 2000,
    1999 and 1998..................................................     F-4
Statements of Stockholders' Equity for the years ended December 31,
    2000, 1999 and 1998............................................     F-5
Statements of Cash Flows for the years ended December 31, 2000, 1999
    and 1998.......................................................     F-6
Notes to Financial Statements......................................     F-7
Schedule II-Valuation and Qualifying Accounts for the years ended
    December 2000, 1999 and 1998...................................     S-1



                        INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders of
Official Payments Corporation:

      We have audited the accompanying balance sheets of Official Payments Corporation as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audit of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Official Payments Corporation at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    /s/ KPMG LLP


New York, New York
January 22, 2001



                       OFFICIAL PAYMENTS CORPORATION
                               BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)



                                               DECEMBER 31,     DECEMBER 31,
                                                  2000             1999
                                               -----------      -----------

ASSETS
Current assets:
     Cash and cash equivalents..........      $   3,783        $   1,643
     Short-term investments.............         62,115           79,182
     Accounts receivable, net of allowance
      for doubtful accounts of $111 and $52
      in 2000 and 1999..................          2,210            1,135
     Prepaid expenses and other current
      assets.............................           600              538
                                              ---------        ---------
          Total current assets..........         68,708           82,498
     Property and equipment, net.........         7,511            1,802
     Other assets.......................             44               --
                                              ---------        ---------
          Total assets..................      $  76,263    $      84,300
                                              =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable...................      $   1,023    $         176
     Accrued merchant discount fees.....          1,123              419
     Accrued payroll....................            454              551
     Accrued expenses...................          3,961              931
     Deferred revenues..................             65               65
     Current portion of capital lease
      obligations.......................            580              206
                                              ---------        ---------
           Total current liabilities....          7,206            2,348
Long-term portion of capital lease obligations      604              391
                                              ---------        ---------
           Total liabilities............          7,810            2,739
                                              ---------        ---------

Stockholders' equity:
      Common stock, $.01 par value; 150,000,000
           shares authorized; 21,505,770 and
           21,262,820 shares issued and out-
           standing as of December 31, 2000
           and 1999.....................            215              213
      Additional paid-in capital........        129,473          127,707
      Deferred stock compensation.......        (19,803)         (34,965)
      Accumulated deficit...............        (41,432)         (11,394)
                                              ---------        ---------
                  Total stockholders' equity     68,453           81,561
                                              ---------        ---------
             Total liabilities and stockholder'
                equity..................      $  76,263     $     84,300
                                              =========        =========


               See accompanying notes to financial statements.



                       OFFICIAL PAYMENTS CORPORATION
                          STATEMENTS OF OPERATIONS
                   (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                            YEARS ENDED DECEMBER 31,
                                         ------------------------------
                                            2000      1999       1998
                                         --------- ---------  ---------

Revenues:
     Transaction fees..............      $  25,793 $   8,592  $   2,076
     Other revenues................            291       249        293
                                         --------- ---------  ---------
          Total revenues...........         26,084     8,841      2,369
                                         --------- ---------  ---------
Cost of revenues:
     Cost of transaction fees......         14,943     4,072        442
     Cost of transaction fees to
      related party................          5,858     2,069        515
     Cost of other revenues........            106       204         71
                                         --------- ---------  ---------
          Total cost of revenues...         20,907     6,345      1,028
                                         --------- ---------  ---------
Gross profit.......................          5,177     2,496      1,341
                                         --------- ---------  ---------

Operating expenses:
     Sales and marketing...........          9,212     1,301        356
     Development costs.............          2,953     1,032        608
     General and administrative....         10,042     2,692        590
     Depreciation expenses.........          1,716       288         57
   Amortization of deferred stock-
    based compensation.............         15,728     7,940         --
                                         --------- ---------  ---------
          Total operating expenses.         39,651    13,253      1,611
                                         --------- ---------  ---------
Loss from operations...............        (34,474)  (10,757)      (270)
Other income (expense), net........          4,436       357        (55)
                                         --------- ---------  ---------
Net loss...........................        (30,038)$ (10,400) $    (325)
                                         ========= =========  =========

Basic and diluted net loss
per share..........................     $   (1.40)$   (0.66)$    (0.02)
                                         ========= =========  =========

Weighted-average shares used in
computing basic and diluted net
loss per share.....................         21,421    15,677     15,000
                                         ========= =========  =========


               See accompanying notes to financial statements.


                        OFFICIAL PAYMENTS CORPORATION
                      STATEMENTS OF STOCKHOLDERS' EQUITY
                                (IN THOUSANDS)


                                          ADDITION- DEFERRED ACCUMUL-  TOTAL
                            COMMON STOCK     AL      STOCK    ATED    STOCK-
                           -------------- PAID-IN  COMPENS-  (DEFIC-  HOLDERS'
                           SHARES AMOUNT  CAPITAL    ATION     IT)     EQUITY
                           ------ ------- ------- --------- -------   --------
Balance at December 31,
 1997..................... 15,000 $   150 $   428 $     --  $ (669) $    (91)
Capital contribution......     --      --     600       --      --       600
Net loss..................     --      --      --       --    (325)     (325)
                           ------ ------- ------- --------- -------   --------
Balance at December 31,
 1998..................... 15,000     150   1,028       --    (994)      184
Deferred stock
 compensation.............     --      --  42,905  (42,905)     --        --
Amortization of stock-based
    compensation..........     --      --      --    7,940      --     7,940
Services performed by stock
   holder.................     --      --     118       --      --       118
Issuance of common stock..    513       5   4,995       --      --     5,000
IPO proceeds, net of
issuance costs of $7,532..  5,750      58  78,661       --      --    78,719
Net loss..................     --      --      --       -- (10,400)  (10,400)
                           ------ ------- ------- --------- -------   --------
Balance at December 31,
 1999..................... 21,263     213  127,707 (34,965)(11,394)   81,561
                           ------ ------- ------- --------- -------   --------

Deferred stock compensation   128       1     565     (566)     --        --
Amortization of stock-based
    compensation..........     --      --      --   15,728      --    15,728
Exercise of stock options.    115       1   1,201       --      --     1,202
Net loss..................     --      --      --       -- (30,038)  (30,038)
                           ------ ------- ------- --------- -------   --------
Balance at December 31,
 2000..................... 21,506 $  215  $129,473 $(19,803)$(41,432)$68,453
                           ====== ======= ======= ========= ======== ========


               See accompanying notes to financial statements.



                       OFFICIAL PAYMENTS CORPORATION
                          STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)



                                                  YEARS ENDED DECEMBER 31,
                                               --------------------------------
                                                 2000        1999       1998
                                               ----------  ---------  ---------
OPERATING ACTIVITIES:
    Net loss................................  $ (30,038) $ (10,400) $    (325)
    Adjustments to reconcile net loss
        to net cash used in operating
        activities:
             Depreciation and amortization        1,716        288         57
             Bad debt expense.........               59         47          5
             Amortization of deferred stock-
             based compensation.............     15,728      7,940         --
             Services performed by related party     --        118         --
             Changes in operating assets and
              liabilities:
                      Accounts receivable...     (1,134)      (628)      (294)
                      Prepaid expenses and other
                      assets................       (106)      (820)        25
                      Accounts payable accrued
                      expenses..............      4,183      1,423        250
                      Deferred revenues.....         --        (34)        37
                                               ----------  ---------  ---------
                       Net cash used in oper-
                       ating activities....      (9,592)    (2,066)      (245)

INVESTING ACTIVITIES:
      Net purchases (maturities) of short-term
         investments.........................    17,067    (78,871)        --
      Capital expenditures...................    (7,094)    (1,054)      (298)
                                               ----------  ---------  ---------
                       Net cash provided (used in)
                       investing activities...    9,973    (79,925)      (298)

FINANCING ACTIVITIES:
      Proceeds from issuance of common
       stock..................................       --     83,719         --
      Proceeds from stock option exercises....    1,202         --         --
      Capital contribution....................       --         --        600
      Repayment of notes payable to related
       party..................................       --     (3,300)        --
      Borrowing on sale-leaseback agreement...      857         --         --
      Notes payable to related party..........       --      2,800        500
      Repayment of notes payable and capital
       leases.................................     (300)      (216)      (108)
                                               ----------  ---------  ---------
                       Net cash provided by
                       financing activities...    1,759     83,003        992
                                               ----------  ---------  ---------
      Net increase in cash................        2,140      1,012        449
      Cash at the beginning of the year...        1,643        631        182
                                               ----------  ---------  ---------
      Cash at the end of the year.........      $ 3,783    $ 1,643    $   631
                                               ==========  =========  =========
      Supplemental disclosure of noncash
        activity:
                  Interest paid...........      $   319    $   185    $    38
                                               ==========  =========  =========
                  Assets acquired through
                   capital leases.........      $   968    $   503    $    41
                                               ==========  =========  =========


               See accompanying notes to financial statements.



                       OFFICIAL PAYMENTS CORPORATION
                       NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

      Official Payments Corporation (the "Company" or "Official Payments") is a leading provider of electronic payment options to government entities, enabling consumers to use their credit cards and "pin- less" debit cards to pay, by the Internet or the telephone, personal federal and state income taxes, sales and use taxes, property taxes, tuition payments, motor vehicles fees, fines for traffic violations and parking citations and other government-imposed taxes and fees. The Company commenced operations on June 26, 1996, initially offering its credit card payment services for the payment of fines for traffic violations, parking citations and property taxes. In 1998, Official Payments signed a credit card payment contract with the Internal Revenue Service ("IRS") and in 1999 began providing its services for the balance-due payment of personal federal income taxes. In 2000, the Company extended its contract with the IRS, adding two additional payment services, extension and estimated personal federal income taxes. For the 2001 tax filing season, the Company has further extended its contract with the IRS, adding an Internet payment option to its existing automated interactive voice response telephone ("IVR") payment option for balance-due, extension, and estimated personal federal income taxes.


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

RECLASSIFICATION

      Certain amounts in financial statements for prior years have been reclassified to conform to the current year's presentation.

CASH AND CASH EQUIVALENTS

      Cash consists of demand deposits, money market funds and certificates of deposit with original maturities of three months or less.

      In December 1999, the Company entered into a letter of credit agreement to secure a facilities operating lease for the corporate headquarters located in Stamford, Connecticut. As part of this agreement, the Company is required to hold a 3-month certificate of deposit as a form of security for the letter of credit. As of December 31, 2000, the 3-month certificate of deposit amounted to $145,850, and this amount is included in cash and cash equivalents.

SHORT-TERM INVESTMENTS

      As of December 31, 2000, the Company had investments of $62.1 million. The Company classifies its investments as "available-for-sale." Financial instruments classified as short-term investments include government securities and commercial paper (with a Standard and Poor's rating of A- 1 or better), mostly with remaining maturity dates of less than six months. Such investments are recorded at fair value based on quoted market prices, with unrealized gains and losses , which are de minimus for all periods presented recorded, net of tax, as a separate component of stockholders' equity.

CONCENTRATION OF CREDIT RISK

      Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash, short-term investments and accounts receivable. The Company performs ongoing credit evaluations of its clients and generally does not require collateral. Uncollectible accounts have been insignificant to date. The Company had one client that accounted for greater than 10% of accounts receivable at December 31, 2000.

      In the year ended December 31, 2000 and 1999, transaction fees from IRS payments accounted for 69% and 49% of total revenues, respectively. The Company's agreements with the IRS covered credit card payments for 1999 and 1998 tax returns filed during the 2000 and 1999 tax filing seasons, respectively. The agreement was renewed for the 2000 tax returns for the 2001 tax filing season by mutual consent of both parties.

INTERNALLY DEVELOPED SOFTWARE

      The Company has adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which requires that certain costs for the development of internal use software should be capitalized, including the costs of coding, software configuration, upgrades and enhancements. Upon completion of the application and infrastructure development stage, the Company amortizes these costs on a straight-line basis over an estimated useful life of three years. In the 2000 and 1999 fiscal years, during the application and infrastructure development stage, the Company capitalized approximately $2.8 million and $200,000 of internally developed software costs, respectively. Virtually all of the costs that were capitalized during 2000 were for the development of the Company's Web site that allows consumers to pay their taxes via the Internet. The net book value of these costs is approximately $2.9 million and $94,000 as of December 31, 2000 and 1999, respectively.

PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the property and equipment, generally three years for purchased software and office equipment and five years for furniture and fixtures and IVR systems. Leasehold improvements are amortized using the straight-line method over the shorter of the respective lease term or the estimated useful life of the asset.

IMPAIRMENT OF LONG-LIVED ASSETS

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company periodically evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized in the current period is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Since June 26, 1996 (inception) through December 31, 2000, no impairment losses have been identified.

STOCK-BASED COMPENSATION

      The Company uses the intrinsic value method of accounting for all of its employee stock-based compensation plans. Expense associated with stock-based compensation is being amortized on a straight- line basis over the vesting period of the individual award consistent with the method described in Accounting Principles Board (APB) Opinion No. 25.



COMPREHENSIVE INCOME (LOSS)

      The Company has no material or significant components of other comprehensive income (loss).

REVENUE RECOGNITION

      The Company's revenues are derived primarily from convenience fees paid by consumers for credit card payment services provided by the Company. Convenience fees are charged based on the amount of the payment processed and the type of government obligation being paid. Revenues are recognized in the period in which the services are provided. The revenues are presented net of a provision for convenience fees when the collection of the amount due is not reasonably assured but is estimated and established in the period in which the services are provided.

ADVERTISING EXPENSE

      The cost of advertising is expensed as incurred. Such costs are included in selling and marketing expense on the statement of operations and totaled approximately $5.2 million, $69,000, and $28,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

      In November 2000, the Company entered into a cooperative advertising agreement with MasterCard where MasterCard contributed $255,000 to the Company for use in the Company's 2001 advertising campaign. The Company will consider these funds as a reimbursement of costs incurred and will net the proceeds against sales and marketing expenses as incurred.

ACCOUNTING FOR INCOME TAXES

      Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets reported if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized..

LOSS PER SHARE

      Net income (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share." Under the provisions of SFAS No. 128, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of outstanding shares of common stock during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential common shares from options to purchase common stock using the treasury stock method.

       Net loss per share for the year ended December 31, 2000 and 1999 does not include the effect of 4,870,423 and 6,146,743 options to purchase common stock with a weighted average exercise price of $1.51 and $4.66 per share, respectively, because the effects are anti-dilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, Revenue Recognition in Financial Statements which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." SAB 101 also provides guidance as the recognizing revenue on the "gross" versus "net" basis. The Company adopted the provisions of SAB 101 during the first quarter of fiscal 2000 and SAB 101 does not have any impact on the Company's financial position or results of operations.

      In April 2000, the Financial Accounting Standards Board issued Interpretation No. 44, ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in business combinations. This Interpretation became effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The Company does not currently hold any derivative instruments and does not engage in hedging activities, the Company expects the adoption of SFAS No. 133 will not have a material impact on its financial position, results of operation or cash flows. The Company will be required to adopt SFAS No. 133 in fiscal 2001.

2. FINANCIAL STATEMENT COMPONENTS

INVESTMENTS

      The following is a summary of available for sale securities (in thousands):


                                                  DECEMBER 31, 2000
                                              -------------------------
                                               AMORTIZED
                                                 COST       FAIR VALUE
                                              -----------   -----------

Commercial paper...........................   $    62,007   $    62,007
Government money market fund...............           108           108
                                              -----------   -----------

                                              $    62,115   $    62,115
                                              ===========   ===========

Included in short-term investments.........   $    62,115   $    62,115
                                              -----------   -----------

                                              $    62,115   $    62,115
                                              ===========   ===========

      The following is a summary of contractual maturities of the Company's available for sale securities as of December 31 (in thousands):


                                             2000
                                           --------
Amount maturing within one year.........   $  62,115
Amount maturing greater than one year...         --
                                           --------
Securities available for sale...........   $  62,115
                                           ========

PROPERTY AND EQUIPMENT

      Property and equipment consisted of the following as of December 31 (in thousands):


                                             2000      1999
                                           --------  --------
Computer Equipment......................   $  8,999  $  1,836
Furniture and fixtures..................        747       485
                                           --------  --------
                                              9,746     2,321
Less:  Accumulated depreciation and
       amortization                           2,235       519
                                           --------  --------
                                           $  7,511  $  1,802
                                           ========  ========

      Certain computer equipment, software and office equipment are recorded under capital leases that aggregated $1.6 million and $567,000 as of December 31, 2000 and 1999, respectively. Accumulated amortization on the assets recorded under capital leases aggregated $513,000 and $62,000 as of December 31, 2000 and 1999, respectively. Depreciation and amortization expense was $1.7 million and $288,000 as of December 31, 2000 and 1999, respectively, which includes amortization expense for assets under capital leases of $452,000 and $42,000 as of December 31, 2000 and 1999,
respectively.

AMORTIZATION OF STOCK-BASED COMPENSATION

      Deferred stock-based compensation included as a component of stockholders equity is being amortized over the vesting period of the stock options. Such charges are non-cash and have been presented as a separate component of operating expenses in the Company's statement of operations. The following table shows the cost (in thousands) of such charges as allocated to sales and marketing, development costs and general and administrative expenses, which allocation is based on the functional responsibilities of the underlying employees in the years ended December 31:


                                             2000      1999     1998
                                           --------  --------  -------
Sales and marketing.....................   $  1,887  $  2,250    ---
Development costs.......................         85     1,089    ---
General and administrative..............     13,756     4,601    ---
                                           ---------------------------
                                           $ 15,728  $  7,940    ---
                                           ===========================


OTHER INCOME (EXPENSE), NET

      Other income (expense), net, consists of the following (in thousands):


                                            YEARS ENDED DECEMBER 31,
                                           ---------------------------
                                             2000      1999     1998
                                           --------  --------  -------
Interest income.........................   $  4,749  $    468  $    16
Interest expense........................       (319)     (135)     (38)
Other income (expense)..................          6        24      (33)
                                           --------  --------  -------
                                           $  4,436  $    357  $   (55)
                                           ========  ========  =======


3. LEASE OBLIGATIONS AND COMMITMENTS

      In April 2000, the Company entered into a sale-leaseback agreement for approximately $968,000 in IVR equipment. The sale-leaseback transaction did not result in any profit or loss for the Company because the selling price of the equipment was equal to the cost on the closing date of the agreement. The term of the agreement is 36 months. The leased equipment was accounted for as a capital lease, in accordance with SFAS No. 13, "Accounting for Leases," and is included as computer equipment as of December 31, 2000.

      The Company is in compliance with all financial covenants under these leases as of December 31, 2000.

      Future minimum debt and capital lease payments as of December 31, 2000 were as follows (in thousands):


YEAR ENDING DECEMBER 31,

2001....................................   $    580
2002....................................        543
2003....................................        228
                                           --------
Total minimum lease payments............      1,351
Less:  Amount representing imputed
           interest.....................        167
                                           --------
Present value of minimum lease
 payments...............................      1,184
Less:  current portion..................        580
                                           --------
Minimum lease payments, less current
 portion................................   $    604
                                           ========


      Future minimum lease payments under non-cancellable operating leases as of December 31, 2000 were as follows (in thousands):


YEAR ENDING DECEMBER 31,

2001....................................   $    648
2002....................................        670
2003....................................        684
2004....................................        698
2005....................................        335
Thereafter..............................         --
                                           --------
Total minimum lease payments. under        $  3,035
operating leases........................
                                           ========


      Rental expense under operating leases for the years ended December 31, 2000, 1999 and 1998 was $556,000, $206,000, and $75,000, respectively.

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

      In August 1999, the Company issued 2,400 shares of common stock to Imperial Bank for an aggregate consideration of $8.00, and 600 shares of common stock to Beranson Holdings for an aggregate consideration of $2.00. In connection with the merger of U.S. Audiotex, LLC into U.S. Audiotex Corporation, the limited liability company interests of Imperial Bank and Beranson Holdings in U.S. Audiotex, LLC were exchanged for 11,997,600 and 2,999,400 shares of the Company's common stock, respectively.

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

1999 STOCK INCENTIVE PLAN

      The Company's Board of Directors adopted the 1999 Stock Incentive Plan (the "1999 Plan") in August 1999. The 1999 Plan provides for the grant of stock options to employees, outside directors, consultants or independent advisors of the Company. A total of 7,650,000 shares of the Company's common stock are reserved for issuance under the 1999 Plan, 900,000 of which are available for grants to outside directors.

      Awards under the 1999 Plan are made at the discretion of the Compensation Committee of the Company's Board of Directors or the Board of Directors (in the case of awards made to outside directors). Options granted under the 1999 Plan may be designated as incentive stock options or non-qualified stock options at the discretion of the granting authority, with exercise prices for incentive stock options of not less than the fair value of the underlying stock at the date of grant. Options granted under the 1999 Plan typically vest over a maximum three-year period and expire ten years from the date of grant (provided the employee remains employed by the Company). As of December 31, 2000, there were 6,194,708 non- forfeited employee stock options and 503,750 non-forfeited outside director stock options granted under the 1999 Plan and 951,542 shares were available for future issuance.

2000 STOCK INCENTIVE PLAN

      The Company's Board of Directors adopted the 2000 Stock Incentive Plan (the "2000 Plan") in June 2000. The 2000 Incentive Plan provides for the grant of shares of restricted stock and non-qualified stock options to employees (excluding the Company's directors and executive officers), consultants and independent advisors. A total of 1,250,000 shares of the Company's common stock are reserved for issuance under the 2000 Incentive Plan.

      Awards under the 2000 Plan are made at the discretion of the Compensation Committee of the Company's Board of Directors. Options granted under the 2000 Plan typically vest over a three-year period and expire ten years from the date of grant (provided the employee remains employed by the Company). As of December 31, 2000, there were 127,950 non-forfeited shares of restricted stock and 203,000 non-forfeited stock options granted under the 2000 Incentive Plan, and 919,050 shares were available for future issuance.

DEFERRED STOCK-BASED COMPENSATION

      The Company uses the intrinsic value method to account for its 1999 and 2000 Incentive Plans. Accordingly, compensation cost is recognized for stock options when, on the date of grant, the current market value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. In the year ended December 31, 1999, the Company recorded deferred compensation of approximately $42.9 million for options granted to employees to purchase approximately 4,654,923 shares of the Company's common stock. In the year ended December 31, 2000, the Company recorded deferred compensation of approximately $633,000, representing the fair value of restricted stock granted to employees as performance based awards and also in replacement of, and in exchange for, cancelled, unvested stock options with exercise prices in excess of the fair market value of the Company's common stock at the time of grant. Unamortized deferred stock-based compensation recorded as a component of stockholders's equity on the Company's balance sheets was $19.8 million at December 31, 2000 and $34.9 million at December 31, 1999.

      A summary of the Company's stock plans are as follows for the year ended December 31:


                                        2000                       1999
                             --------------------------- ----------------------
                                 SHARES
                                              WEIGHTED-              WEIGHTED-
                                               AVERAGE                AVERAGE
                                              EXERCISE               EXERCISE
                                                PRICE     SHARES       PRICE
                             --------------  ----------- ----------- ----------
Outstanding at the
beginning of the period...      6,150,743         $4.68         --           --
Granted at fair value ....      1,216,000        $18.68  1,495,820       $15.12
Granted at less than fair
value.....................             --            --  4,654,923        $1.33
Exercised.................       (115,000)       $10.25         --           --
Cancelled.................       (465,285)       $34.77         --           --
                             --------------  ----------- ----------- ----------
Outstanding at end of period    6,786,458         $5.02  6,150,743        $4.68
                             ==============  =========== ===========
Exercisable at end of period    3,039,424         $3.48    685,161        $1.33
                             ==============  =========== ===========
Weighted-average fair value
    of options granted during
    the period at fair
    value.................                       $11.56                   $9.72
Weighted-average fair value
   of options granted during
   the period at less than fair
   value..................                           --                  $10.24

      The following table summarizes information about stock options outstanding and exercisable as of December 31, 2000:


                                     OUTSTANDING                   EXERCISABLE
                        ----------------------------------   ------------------

                                  WEIGHTED-
                                   AVERAGE     WEIGHTED-              WEIGHTED-
                                  REMAINING     AVERAGE                 AVERAGE
RANGE OF EXERCISE    NUMBER OF   CONTRACTUAL    EXERCISE   NUMBER OF   EXERCISE
    PRICES             SHARES    LIFE (YEARS)     PRICE      SHARES      PRICE
-------------------- ---------  -------------  ---------- ----------- ---------

$  1.33 - $  2.00... 4,614,923      8.73         $  1.33   2,561,501     $ 1.33
$  4.09 - $  6.14...   230,500      9.36         $  4.51          --         --
$  6.63 - $  9.95...   527,000      9.68         $  7.28          --         --
$ 15.00 - $ 22.50... 1,334,035      8.88          $15.03     477,923     $15.00
$ 30.00 - $ 45.00...    80,000      9.13          $37.81          --         --
                     ---------                            -----------
                     6,786,458      8.87         $  5.02   3,039,424     $ 3.48
                     =========                            ===========


ACCOUNTING FOR STOCK-BASED COMPENSATION

      The Company uses the intrinsic value-based method of accounting for its employee stock-based compensation plans. Accordingly, no compensation cost is recognized for any of its stock options when the exercise price of each option equals or exceeds the fair value of the underlying common stock as of the grant date for each stock option.

      Had compensation cost been determined in accordance with the fair value approach set forth by SFAS No. 123 for all of the Company's stock-based compensation plans, net loss and net loss per share would have been reduced to the following pro forma amounts (in thousands, except per share data):



                                                 YEARS ENDED DECEMBER 31,
                                           -----------------------------------
                                              2000         1999         1998
                                           ----------- ------------- ---------
Net loss:
   As reported............................ $ (30,038)  $  (10,400)   $   (325)
   Pro forma.............................. $ (35,132)  $  (12,824)   $   (325)
Basic and diluted net loss per share:.....
   As reported............................ $   (1.40)  $    (0.66)   $  (0.02)
   Pro forma.............................. $   (1.64)  $    (0.82)   $  (0.02)


      For all option grants that were granted prior to the Company's initial public offering in November 1999, the fair value of these options was determined using the minimum value method, which assumes no volatility, and the following weighted-average assumptions: no dividend yield, risk-free interest rate of 5%, and expected lives of 4 years. For the remaining options granted in 1999 but subsequent to the Company's initial public offering, the fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: zero dividend yield, expected volatility of 85%, risk-free interest rate of 5.00% and expected lives of 4 years. The fair value for the options granted in 2000 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: zero dividend yield, expected volatility of 100%, risk-free interest rate of 5.11%, and expected lives of 10 years.

5. INCOME TAXES

      Since its inception, the Company has incurred net operating losses and has incurred no federal or state income tax expense.



The 2000 and 1999 income tax expense differed from the amounts computed by applying the federal income tax rate of 34% to pretax income as a result of the following (in thousands):

                                                     12/31/00      12/31/99
                                                    -----------   -----------
Federal tax at statutory rate...................      ($10,213)      ($3,536)
State taxes, net of federal income tax benefit..             1             1
Increase in valuation allowance.................        10,186         3,526
Non-deductible expenses.........................            26             9
                                                    -----------   -----------
Total tax expense...............................    $       --   $        --
                                                    ===========   ===========

The types of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are set out below (in thousands):

                                                     12/31/00      12/31/99
                                                    -----------   -----------
Deferred tax assets:
  Accruals......................................    $       130   $       305
  State income taxes............................             --           300
 Employee stock compensation....................          6,485         3,402
 Deferred revenue...............................             27            --
  Net operating loss and credit carry-forwards..          9,149           411
                                                    -----------   -----------
Gross deferred tax assets.......................         15,762         4,117
Valuation allowance.............................       (15,721)        (4,064)
                                                    -----------   -----------
Total deferred tax assets.......................             41            53

Deferred tax liabilities:
  Plant and equipment...........................           (41)           (53)
                                                    -----------   -----------
Total deferred tax liabilities..................           (41)           (53)

Net deferred tax assets (liabilities):              $       --    $        --
                                                    ===========   ===========


      For federal income tax purposes, the Company has net operating loss ("NOL") carryforwards of approximately $23.6 million and $1.1 million for the year ended December 31, 2000 and 1999, respectively, expiring in 2019 and 2020. The U.S. Tax Reform Act of 1986 contains provisions that limit the NOL carryforwards available to be used in any given year upon the occurrence of certain events, including a significant change of ownership. Management believes that a change in ownership occurred in connection with Comerica's acquisition of Imperial Bancorp and, as a result, the ability of the Company to utilize the NOL's to offset income in the future could be limited.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning in making these assessments. Due to the Company's operating losses, there is uncertainty surrounding whether the Company will ultimately realize its deferred tax assets.

6.    SEGMENT INFORMATION

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


                                                   YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  2000       1999      1998
                                                ---------  --------- ---------
Revenues by product are:
      Transaction fees:
           Federal...........................   $  17,960  $   4,343 $      --
           State.............................       2,481        557        --
           Local.............................       5,352      3,692     2,076
      Other revenues.........................         291        249       293
                                                ---------  --------- ---------
      Total revenues.........................   $  26,084  $   8,841 $   2,369
                                                =========  ========= =========

7.    RELATED PARTY TRANSACTIONS

      In January 1998, Imperial Bank increased its ownership interest of U.S. Audiotex LLC from 20% to 80% by purchasing a 60% membership interest, or 75% of Beranson Holdings, Inc.'s membership interest, from Beranson Holdings, Inc. for $3,010,000, of which $2,510,000 was immediately payable to Beranson Holdings, Inc. Upon the Company's formation on August 24, 1999, the balance of $500,000 and $82,000 of accrued interest, was paid to Beranson Holdings, Inc. U.S. Audiotex LLC was merged into the Company in September 1999, with the Company being the surviving entity.

      In 1999 Imperial Bank and Beranson Holdings, Inc. made advances to the Company under lines of credit in the combined amount of $2.8 million which bears interest at a floating rate equal to Imperial Bank's prime rate plus 2% per annum. The Company repaid the balance of all amounts outstanding, together with the accrued interest, prior to December 31, 1999.

      Imperial Bank is one of the merchant banks the Company uses to process credit card transactions and perform traditional merchant credit card settlement services. During 2000, 1999 and 1998, the Company paid Imperial Bank approximately $5.8 million, $2.1 million, and $515,000, respectively, for performing these processing and settlement services, which represent 31%, 33% and 51%, respectively, of the total merchant discount fees paid by the Company during those periods.

      Imperial Bank has provided other services to the Company. These services included payroll processing, benefits administration and employee recruiting. During the fiscal year ended December 31, 2000, the Company paid Imperial a fee of $135,000 for these services. During the fiscal year ended December 31, 1999, the Company incurred a fee of $151,000 for these services, of which $33,000 was paid for in cash by the Company and the remaining $118,000 was not paid for by the Company and, accordingly, was recorded as an expense and a contribution to capital. The Company did not pay any fees to Imperial Bank for these services in 1998. The Company expects related party expenses to decrease in 2001 since as of January 1, 2001, the Company began administering its payroll processing and benefits programs internally and through unaffiliated third-party vendors.

      Imperial Bank guarantees the performance of the Company's obligations under six equipment leases. These leases are comprised of a master lease agreement with one lessor for five leases for various furniture and computer equipment and a separate lease agreement for network equipment. Imperial Bank will continue to guarantee the six leases until the leases expire.

      Bruce Nelson, one of the Company's Board of Directors, provides certain consulting services in connection with the Company's marketing and advertising campaigns and corporate positioning strategies.

8.    SIGNIFICANT EMPLOYMENT AGREEMENTS

      During the second quarter of 2000, the Company incurred approximately $4.1 million in severance and other related charges in conjunction with the departure of its former Chief Financial Officer, Brian W. Nocco, which are included in general and administrative expenses on the statement of operations. The largest of this expense was a non-cash deferred stock-based compensation charge of $3.6 million, representing the acceleration (in connection with the termination of Mr. Nocco's employment and pursuant to the terms of his employment agreement with the Company) of the vesting of stock options granted to Mr. Nocco in August, September and November 1999 at exercise prices below the fair market value of the Company's common stock at the date of grant. The remaining $522,000 is attributable to severance, relocation and other contractual obligations incurred in the second quarter of 2000. As of December 31, 2000, $130,000 remains unpaid and is included in accrued payroll and severance on the balance sheet.

9.    SIGNIFICANT EMPLOYMENT AGREEMENTS

      In August 2000, the Company entered into an employment agreement with Edward J. DiMaria, the Company's Chief Financial Officer. The employment agreement provides for an annual base salary of $195,000, a one-time bonus of $60,000 (paid in August 2000), and a minimum annual bonus of $35,000 for 2001. If Mr. DiMaria's employment is terminated by the Company without "cause" or if he terminates his employment for "good reason," including a "change in control," as these terms are defined in the written employment agreement, the Company will be required to pay him his base salary and benefits for one year, and the number of unvested stock options that would have otherwise vested at the first anniversary date of his employment will vest upon such termination.

10.   SELECTED QUARTERLY FINANCIAL DATA

                 SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                 (dollars in thousands, except per share data)


                                        FIRST    SECOND   THIRD    FOURTH
                                        QUARTER  QUARTER  QUARTER  QUARTER
                                        -------- ------- -------- --------
YEAR 2000:
Net revenue............................ $  1,824 $17,715 $  3,414  $ 3,131
Gross profit...........................      314   3,463      731      669
Net loss...............................   (8,949) (8,928)  (6,076)  (6,085)
Loss per share......................... $   0.42 $  0.42 $   0.28  $  0.28

YEAR 1999:
Net revenue............................ $    830 $ 5,283 $  1,095  $ 1,633
Gross profit...........................      424     924      550      598
Net income/(loss)......................     (121)     61   (1,480)  (8,860)
Net income/(loss) per share............ $  (0.01)$    -- $  (0.10) $ (0.50)


11.   SUBSEQUENT EVENTS (UNAUDITED)

      In March 2001, Official Payments entered into a cooperative advertising agreement with American Express for $255,000. The Company will utilize these funds for an advertising campaign related to its federal income tax payment program with the IRS, which will run in March and April 2001.

      On January 30, 2001, Imperial Bancorp, the parent holding company of Imperial Bank (which then owned approximately 55% of the Company's outstanding common stock), was acquired by Comerica in a tax-free, stock-for-stock transaction. Consummation of the merger resulted in the acceleration of various employee stock options and restricted stock granted under the Company's 2000 Stock Incentive Plan and 1999 Stock Incentive Plan. The acceleration of the employee stock options resulted in the Company recognizing in January 2001 a non-cash expense for previously deferred compensation of approximately 19.8 million. In addition, under the respective employment agreements for Messrs. Evans, Presto and Barrett, this event enables each of them to terminate his employment with the Company for "good reason" after July 30, 2001 and in connection therewith to continue receiving payment of his base salary and benefits for one year following such date. Mr. DiMaria's employment agreement contains a similar provision, but he is only eligible to terminate this employment for good reason due to this event between April 30, 2001 and May 30, 2001. In March 2001, Imperial Bank transferred ownership of its shares of Company common stock to its new parent holding company, Comerica.



                       OFFICIAL PAYMENTS CORPORATION
                                SCHEDULE II
                     VALUATION AND QUALIFYING ACCOUNTS
                YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998



                                                                  BALANCE AT
                               BALANCE AT                           END OF
                              BEGINNING OF  COSTS AND WRITE-OFFS CLASSIFICATION
CLASSIFICATION                   PERIOD     EXPENSES  DEDUCTIONS    PERIOD
--------------                ------------ ---------- ---------- --------------

Year ended December 31, 2000
Allowance for doubtful
  accounts...................    $52,000    $ 59,099        --    $ 111,099
Year ended December 31, 1999
Allowance for doubtful
  accounts...................      5,000      47,000        --       52,000
Year ended December 31, 1998
Allowance for doubtful
  accounts...................         --       5,000        --        5,000