Form 10-Q
period 2001-03-31
OFFICIAL PAYMENTS CORP
filed 2001-05-14
CIK 1094998

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-Q

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

                                     OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________

                      Commission File Number 000-28187

                       OFFICIAL PAYMENTS CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                           52-2190781
          (State or other jurisdiction of            (I.R.S. Employer
           incorporation or organization)         Identification Number)

Three Landmark Square
Stamford, CT                                                  06901-2501
------------------------------------------------------------------------------
(Address of principal executive                               (Zip Code)
            offices)

Registrant's Telephone Number, Including Area Code  (203) 356-4200
                                                    --------------

 ____________________________________N/A_______________________________________
            Former Name, Former Address and Former Fiscal Year,
                       if Changed Since Last Report


         Indicate by check mark whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


           As of May 9, 2001, 21,978,115 shares of the registrant's common stock were issued and outstanding.



==============================================================================


                       OFFICIAL PAYMENTS CORPORATION
                                 FORM 10-Q
                    FOR THE QUARTER ENDED MARCH 31, 2001
                             TABLE OF CONTENTS



   ITEM                                                                        PAGE NUMBER
----------                                                                      ----------

                       PART I: FINANCIAL INFORMATION

Item 1.       Financial Statements..................................                  3

                  Condensed Balance Sheets as of March 31, 2001 and
                  December 31, 2000.....................................              3

                  Condensed Statements of Operations for the three
                  month periods ended March 31, 2001 and 2000...........              4

                  Condensed Statements of Cash Flows for the three
                  month periods ended March 31, 2001 and 2000...........              5

                  Notes to the Condensed Financial Statements...........              6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................              9

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk...............................................             15

                         PART II: OTHER INFORMATION

Item 1.       Legal Proceedings.........................................             16

Item 2.       Changes in Securities and Use of Proceeds.................             16

Item 3.       Defaults Upon Senior Securities...........................             16

Item 4.       Submission of Matters to a Vote of Security
              Holders...................................................             16

Item 5.       Other Information.........................................             16

Item 6.       Exhibits and Reports on Form 8-K..........................             17

Signatures..............................................................             18




                                   PART I
                           FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                       OFFICIAL PAYMENTS CORPORATION
                          CONDENSED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)



                                                                       MARCH 31,        DECEMBER 31,
                                                                         2001               2000
                                                                    -------------       -------------
                                                                     (Unaudited)

ASSETS
Current assets:
  Cash .............................................                     $   8,915          $   3,783
  Short-term investments............................                        58,000             62,115
  Accounts receivable, net..........................                           917              2,210
  Prepaid expenses and other current assets.........                           433                600
                                                                          --------           --------
    Total current assets............................                        68,265             68,708
Property and equipment, net.........................                         8,327              7,511
Other assets........................................                            44                 44
                                                                          --------           --------
    Total assets....................................                     $  76,636          $  76,263
                                                                          ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................                     $     265          $   1,023
  Accrued merchant discount fees....................                         1,220              1,123
  Accrued payroll and severance.....................                           461                454
  Accrued expenses..................................                         3,311              2,536
  Funds due to government clients...................                         5,521              1,425
  Deferred revenues.................................                            37                 65
  Current portion of capital lease obligations......                           576                580
                                                                          --------           --------
    Total current liabilities.......................                        11,391              7,206
Long-term portion of capital lease obligations......                           482                604
                                                                          --------           --------
    Total liabilities...............................                        11,873              7,810
                                                                          --------           --------

Stockholders' equity:
  Common stock, $.01 par value; 150,000,000 shares
    authorized; 21,978,115 and 21,505,770 shares
    issued and outstanding as of March 31, 2001
    and December 31, 2000, respectively.............                           220                215
  Additional paid-in capital........................                       130,111            129,473
  Deferred stock-based compensation.................                             -            (19,803)
  Accumulated deficit...............................                       (65,568)           (41,432)
                                                                          --------           --------
          Stockholders' equity......................                        64,763             68,453
                                                                          --------           --------
      Total liabilities and stockholders' equity....                      $ 76,636          $  76,263
                                                                          ========           ========

    See accompanying notes to unaudited condensed financial statements.




                       OFFICIAL PAYMENTS CORPORATION
                     CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                (UNAUDITED)



                                                                         THREE MONTHS ENDED MARCH 31,
                                                                       --------------------------------
                                                                          2001             2000
                                                                       ----------       ----------

Revenues:
  Transaction fees..........................................           $  3,474            $1,656
  Other revenues............................................                 28               168
                                                                       --------          --------
      Total revenues........................................              3,502             1,824
                                                                       --------          --------
Cost of revenues:
  Cost of transaction fees .................................              1,869               946
  Cost of transaction fees to related party.................                930               487
  Cost of other revenues ...................................                  6                77
                                                                       --------          --------
   Total cost of revenues...................................              2,805             1,510
                                                                       --------          --------
Gross profit................................................                697               314
                                                                       --------          --------
Operating expenses:
   Sales and marketing......................................              2,380             4,197
   Development costs........................................              1,039               482
   General and administrative...............................              2,105             2,331
   Depreciation and amortization............................                454               190
   Amortization of deferred stock-based compensation .......             19,803             3,197
                                                                       --------          --------
    Total operating expenses................................             25,781            10,397
                                                                       --------          --------
Loss from operations........................................            (25,084)          (10,083)
Interest and other income, net..............................                949             1,134
                                                                       --------           --------
Net loss....................................................           $(24,135)         $ (8,949)
                                                                       ========           ========

Basic and diluted net loss per share........................           $  (1.10)         $  (0.42)
                                                                       ========           ========

Weighted average shares used in computing basic and diluted
   net loss per share............. ..........................            21,846            21,303
                                                                       ========           =======



    See accompanying notes to unaudited condensed financial statements.




                       OFFICIAL PAYMENTS CORPORATION
                     CONDENSED STATEMENTS OF CASH FLOWS
                               (IN THOUSANDS)
                                (UNAUDITED)



                                                                      THREE MONTHS ENDED MARCH 31,
                                                                     -----------------------------
                                                                         2001               2000
                                                                     ----------         ----------

Cash flows used in operating activities:
  Net loss.............................................              $ (24,135)         $  (8,949)
  Adjustments to reconcile net loss to net cash
     from operating activities:
       Depreciation and amortization...................                    454                190
       Amortization of deferred stock-based
          compensation.................................                 19,803               3,197
  Changes in operating assets and liabilities
       Accounts receivable, net........................                  1,294                 121
       Prepaid expenses and other assets...............                    166                (970)
       Accounts payable and accrued expenses...........                   (655)              1,259
       Funds due to government clients.................                  4,871                (  3)
       Deferred revenues...............................                    (28)                 24
                                                                       --------           --------
        Net cash provided by (used in) operating
            activities.................................                  1,770              (5,131)
                                                                       --------           --------
Cash flows from investing activities:
  Purchases of short-term investments, net.............                  4,115               6,641
  Capital expenditures.................................                 (1,270)             (2,619)
                                                                       --------           --------
         Net cash provided by investing activities.....                  2,845               4,022
                                                                       --------           --------
Cash flows from financing activities:
  Proceeds from exercise of stock options, net.........                    643               1,116
  Payments of capital lease obligations................                  ( 126)             (   37)
                                                                      --------            --------
         Net cash provided by financing activities.....                    517               1,079
                                                                      --------            --------
Net Increase/(decrease) in cash........................                  5,132                 (30)
Cash at the beginning of the period....................                  3,783               1,643
                                                                      --------            --------
Cash at the end of the period..........................              $   8,915          $    1,613
                                                                      ========            ========
Supplemental disclosure of noncash activity:
Cash paid for interest.................................              $      32          $        6
                                                                      ========            ========
Assets acquired through capital leases.................              $       -          $       30
                                                                      ========            ========
Cash paid for taxes....................................              $      24          $       83
                                                                      ========            ========



    See accompanying notes to unaudited condensed financial statements.



                       OFFICIAL PAYMENTS CORPORATION
             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Official Payments Corporation (the "Company") is a leading provider of electronic payment options to government entities, enabling consumers to use their credit cards and "pin-less" debit cards to pay, by the Internet or the telephone, personal federal and state income taxes, sales and use taxes, property taxes, tuition payments, motor vehicle fees, fines for traffic violations and parking citations and other government-imposed taxes and fees. The Company commenced operations on June 26, 1996, initially offering its credit card payment services for the payment of fines for traffic violations and parking citations and property taxes. In 1998, the Company signed a contract with the Internal Revenue Service ("IRS") and in 1999 began providing its services for the balance-due payment of personal federal incomes taxes. In 2000, the Company extended its contract with the IRS, adding two additional payment services, extension and estimated personal federal income taxes. For the 2001 tax filing season, the IRS further extended its contract with the Company, authorizing the Company to add an internet payment option to its existing automated interactive voice response telephone ("IVR") payment option for balance-due, extension, and estimated personal federal income taxes.

BASIS OF PRESENTATION

   The accompanying condensed financial statements as of March 31, 2001 and the three months ended March 31, 2001 and 2000, are unaudited. The condensed balance sheet at December 31, 2000 has been derived from audited financial statements at that date. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows as of March 31, 2001 and for the three months ended March 31, 2001 and 2000. These adjustments are of a normal, recurring nature. These condensed financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results for the three months ended March 31, 2001 are not necessarily indicative of the expected results for the year ending December 31, 2001. Certain prior period balances have been reclassified to conform to the current period presentation.

USE OF ESTIMATES

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. Actual results could differ from those estimates.

SHORT-TERM INVESTMENTS

     As of March 31, 2001, the Company had short-term investments of $58.0 million. The Company classifies its short-term investments as "available-for-sale." Financial instruments classified as short-term investments include government securities and commercial paper (with a Standard and Poor's rating of A-1 or better), with maturity dates of generally less than nine months. Such short-term investments are recorded at fair value based on quoted market prices, with unrealized gains and losses, which are de minimus for all periods presented, recorded (net of tax) as a separate component of stockholders' equity.

COMPREHENSIVE INCOME (LOSS)

   The Company has no components of other comprehensive income (loss).


STOCK-BASED COMPENSATION

    In the third and fourth quarter of 1999, the Company recorded on its balance sheet an amount representing the intrinsic value of the common stock underlying options granted to certain officers and employees of the Company in August, September, and November of 1999 in excess of the exercise prices of those options.

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

     In the first quarter of 2001, the Company fully amortized the $19.8 million deferred stock-based compensation for employee stock options and restricted shares of common stock that became fully vested, pursuant to the terms of the Company's stock incentive plans, as a result of Comerica Incorporated's acquisition of Imperial Bancorp, the parent of the Company's majority controlling stockholder, which constituted a change of control of the Company. Prior to the Comerica/Imperial transaction, the Company expected to amortize the deferred stock-based compensation charge over the next six consecutive quarters through the second quarter of 2002.

REVENUE RECOGNITION

     The Company's revenues are derived primarily from convenience fees paid by consumers for credit card payment services provided by the Company. Convenience fees are charged based on the amount of the payment processed and the type of government obligation being paid. Revenues are recognized in the period in which the services are provided. The revenues are presented net of a provision for convenience fees when the collection of the amount is not reasonably assured but is estimated and established in the period in which the services are provided.

ADVERTISING EXPENSE

     The cost of advertising is expensed as incurred. Such costs are included in sales and marketing expense on the condensed statement of operations and totaled approximately $1.4 million and $3.2 million for the three months ended March 31,2001 and 2000, respectively.

     The Company has entered into cooperative advertising agreements with two of its credit card partners, where such credit card companies have contributed an aggregate of $515,000 to the Company for use in the Company's 2001 advertising campaign. The Company considers these funds as a reimbursement of costs incurred and nets the proceeds against sales and marketing expenses as incurred.

Note 2. NET LOSS PER SHARE

     Net loss per share is computed in accordance with SFAS No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of outstanding shares of common stock during the period. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential common shares from options to purchase common stock using the treasury stock method.

    Net loss per share for the three months ended March 31, 2001 and 2000 does not include the effect of 4,422,278 and 6,495,000 options to purchase common stock with a weighted average exercise price of $1.55 and $6.94 per share, respectively, because the effects are anti-dilutive.


Note 3. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following (in thousands):

                                                                MARCH 31,    DECEMBER 31,
                                                            ------------------------------
                                                                 2001              2000
                                                               --------         --------
Computer equipment........................................ $      6,311         $    6,242
Web site development......................................        3,958              2,757
Furniture and fixtures....................................          747                747
                                                               --------          ---------
                                                                 11,016              9,746
Less accumulated depreciation and amortization............        2,689              2,235
                                                               --------          --------
                                                            $     8,327         $    7,511
                                                               ========          ========

     Certain computer equipment, software and office equipment are recorded under capital leases that aggregated $1,588,000 and $665,000 as of March 31, 2001 and 2000, respectively. Accumulated amortization on the assets recorded under capital leases aggregated $639,000 and $110,000 as of March 31, 2001 and 2000, respectively. Depreciation and amortization expense was $454,000 and $190,000 as of March 31, 2001 and 2000, respectively, which included amortization expense for assets under capital leases of $125,000 and $48,000 as of March 31, 2001 and 2000, respectively.

Note 4. AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION

    Deferred stock-based compensation included as a component of stockholders equity is non-cash and has been presented as a separate component of operating expenses in the Company's statement of operations. The following table shows the costs (in thousands) of such charges as allocated to sales and marketing, development costs and general and administrative expenses, which allocation is based on the functional responsibilities of the underlying employees, consists of the following:


                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
                                                                               2001          2000
                                                                             --------      --------

Sales and marketing..................................................     $    1,872       $      249
Development costs....................................................             53                -
General and administrative...........................................         17,878            2,948
                                                                          ----------       ----------
                                                                           $  19,803       $     3,197
                                                                          ==========       ===========


     During the first quarter of 2001, the Company fully amortized the remaining $19.8 million of deferred stock-based compensation for employee stock options that became fully vested as a result of Comerica Incorporated's acquisition of Imperial Bancorp, the parent of the Company's majority controlling stockholder, which constituted a change in control of the Company.

Note 5. INTEREST AND OTHER INCOME (EXPENSE), NET

    Interest and other income (expense), net, consists of the following (in thousands):



                                                                          THREE MONTHS ENDED MARCH 31
                                                                        -------------------------------
                                                                            2001            2000
                                                                        ----------       ----------

Interest income....................................................    $    1,006      $     1,140
Interest expense...................................................          ( 32)             (12)
Other income (expenses), net.......................................          ( 25)               6
                                                                         ---------         --------
                                                                       $      949      $     1,134
                                                                         =========         ========



Note 6. SEGMENT INFORMATION

     The Company operates in a single operating segment within the United States of America. The Chief Executive Officer (CEO) has been identified as the Chief Operating Decision Maker because he has final authority over resource allocation decisions and performance assessment. The CEO reviews revenues by product for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the CEO is consistent with the information presented in the accompanying condensed statements of operations.


                                                                          THREE MONTHS ENDED MARCH 31,
                                                                        -------------------------------
                                                                            2001               2000
                                                                        ----------          ----------
Revenues by product are Transaction fees:
    Federal.......................................................      $    1,641           $  522
    State.........................................................             485              283
    Local.........................................................           1,348              851
  Other revenues..................................................              28              168
                                                                          --------           --------
  Total revenues..................................................       $   3,502            1,824
                                                                          ========           ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. Such statements are based upon the current economic environment and current expectations that involve risks and uncertainties, including, but not limited to statements regarding the Company's competitive position, expected operating and financial performance, business model and expected growth of electronic payments to government entities. All forward-looking statements included in this report are based upon information available to the Company as of the date hereof. You are cautioned that these statements are not guarantees of future performance. The Company's actual results and the timing of certain events may differ significantly from those anticipated in, or caused by, any forward-looking statements as a result of certain risks and uncertainties, including, without limitation, general economic and business conditions, major systems failures, constraints in capacity, rapid technological changes, ability to retain existing government contracts and enter into new government contracts, competitive nature of the market in which the Company competes, pricing pressures, changes in laws and regulations (including changes in the ability or predisposition of government entities to accept directly payments by credit card, the continued development of the Company's products, and the lack of widespread market acceptance of the Company's products. A more complete description of these and other risks and uncertainties associated with the Company's business can be found in the Company's filings with the United States Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2000. The Company does not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

     The Company is a leading provider of electronic payment options to government entities, enabling consumers to use their credit cards and "pin-less" debit cards to pay, by the Internet or the telephone, personal federal and state income taxes, sales and use taxes, property taxes, tuition payments, motor vehicles fees, fines for traffic violations and parking citations and other government-imposed taxes and fees. As of March 31, 2001, the Company offered approximately 1,287 services to approximately 807 government entities, including the IRS for whom the Company accepted via the Internet and telephone balance due and estimated tax payments for the 2000 tax year, as well as estimated payments for the 2001 tax year. The Company's contract with the IRS had an initial one-year term, with the IRS having the option to renew the contract for one additional year. The IRS exercised this renewal option in March 2001.

     As of March 31, 2001, the Company was providing its payment services to the District of Columbia, as well as the states of Alabama, California, Connecticut, Illinois, Kansas, Maryland, Minnesota, New Jersey, New York, Ohio, Oklahoma, Virginia, and Wisconsin. In addition, as of March 31, 2001, the Company had entered into agreements to provide, and was working to implement, its services for the following states: Arkansas, Iowa, Mississippi, Washington and West Virginia.

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

     In the three months ended March 31, 2001, convenience fees from tax payments to the IRS accounted for approximately 47% of the Company's total revenues.

     The Company's primary cost of revenues is the merchant discount fees paid to its credit card processors, which is a function of the total amount paid by the consumer, the specific credit card used and the type of transaction. The Company also incurs telecommunications costs and IVR license royalty fees through its telephone conduit and third party technology license fees for payments completed via the Company's Internet conduit.

     Processing fines for traffic violations and parking citations produces a higher gross margin than processing income tax, sales and use tax and property tax payments because the convenience fee as a percentage of fines processed is significantly higher.

     Operating expenses include sales and marketing expenses, development costs, general and administrative expenses, depreciation expenses, and amortization of deferred stock-based compensation. The largest component of these expenses, amortization of deferred stock-based compensation, amounted to approximately $19.8 million for the three months ending March 31,2001. The company completely amortized the deferred stock-based compensation for employee stock options that became fully vested as a result of Comerica Incorporated's acquisition of Imperial Bancorp, the parent of the Company's majority controlling stockholder, which constituted a change of control of the Company.

     Sales and marketing expenses consist primarily of advertising expenses and salaries and commissions for sales and marketing personnel. Development costs consist primarily of salaries for engineering personnel. General and administrative expenses consist primarily of salaries and other compensation expense for executive, finance, customer service and administrative personnel.

     The Company has incurred significant losses since inception and expects to continue to incur losses for the foreseeable future. As of March 31, 2001, the Company had an accumulated deficit of approximately $65.6 million.

RECENT EVENTS

     For a discussion of material events involving the Company since December 31, 2000 to the date of this filing, see the section entitled "Recent Events" under Item 7 ("Management's Discussion and Analysis of Financial Condition and Results of Operations") of the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

     The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues. The data has been derived from the unaudited financial statements contained in this report, which in management's opinion, have been prepared on substantially the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented. The operating results for any period should not be considered indicative of the results for any future period. This information should be read in conjunction with the financial statements included in this report, as well as the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.


STATEMENT OF OPERATIONS DATA:

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         ------------------------------
                                                                            2001              2000
                                                                         ----------       ----------

Revenues:
  Transaction fees..............................................              99%              91%
  Other revenues...............................................                1                9
                                                                         ---------         -------
      Total revenues..........................................               100              100
                                                                         ---------         -------
Cost of revenues:
  Cost of transaction fees......................................              53               52
  Cost of transaction fees to related party.....................              27               27
  Cost of other revenues........................................               -                4
                                                                          --------         --------
   Total cost of revenues.......................................              80               83
                                                                          --------         --------
Gross profit.....................................................             20               17
                                                                          --------         --------
Operating expenses:
  Sales and marketing............................................             68              230
  Development costs..............................................             30               27
  General and administrative.....................................             60              128
  Depreciation and amortization..................................             13               10
  Amortization of deferred stock-based compensation..............            565              175
                                                                          --------         --------
    Total operating expenses................... .................            736              570
                                                                          --------         --------
Loss from operations.............................................           (716)            (553)
Other income, net................................................             27               62
                                                                          --------         --------
Net loss.........................................................           (689)%           (491)%
                                                                          ========         ========



        COMPARISON OF THE THREE MONTHS ENDED MARCH 31,2001 AND 2000

REVENUES

     Total Revenues. Total revenues increased $1.7 million to $3.5 million for the three months ended March 31, 2001 from $1.8 million for the three months ended March 31, 2000, an increase of 92%. This increase is primarily attributable to increases in revenues generated from processing federal income tax payments for balance-due, extension and estimated payments, state income and sales and use tax payments and revenues from processing local payments. The increase can also be attributed to revenues generated from additional payment options added to the Company's existing IRS contract, and additional state and local clients added during years 2000 and 2001 which resulted in increases in revenue from processing state and local property taxes.

     Federal Transaction Fees. Federal transaction revenues consist of fees earned in connection with processing payments related to personal federal balance due, extension and estimated income taxes. Federal transaction fees increased $ 1.1 million to $1.6 million for the three months ended March 31, 2001 from $522,000 for the three months ended March 31,2000, an increase of 211%. The increase in revenues is primarily attributable to the first-time processing of estimated income tax payments that are due on January 15th of every year and overall increase in balance due payments that were processed by the Company. For the three months ended March 31, 2001, the Company processed approximately 19,000 transactions totaling $64.7 million, compared to approximately 11,000 transactions totaling $18.5 million for the three months ended March 31,2000. On average, during the three months ended March 31, 2001, the Company charged consumers a convenience fee equal to 2.5% of the dollar amount of the IRS payment. Federal transaction fees represented 47% of total revenues for the three months ended March 31, 2001.

     State Transaction Fees. Revenues from processing state payments are related to state income tax payments for balance-due and estimated personal taxes to the states of Alabama, Arkansas, California, Connecticut, District of Columbia, Illinois, Kansas, Maryland, Minnesota, New Jersey, New York, Ohio, Oklahoma, Virginia, Washington, Wisconsin and West Virginia. State transaction fees increased $202,000 to $485,000 for the three months ended March 31, 2001 from $283,000 for the three months ended March 31, 2000, an increase of 71%. For the three months ended March 31, 2001, the Company processed approximately 16,300 transactions totaling $18.7 million, compared to approximately 8,000 transactions totaling $9.6 million for the three months ended March 31, 2000. The increase in revenues is primarily related to additional state contracts and additional payment services and options provided to existing state clients. The Company processed income tax payments for thirteen states (and the District of Columbia) during the three months ended March 31, 2001, as compared to six states (and the District of Columbia) during the three months ended March 31, 2000. On average, during the three months ended March 31, 2001, the Company charged consumers a convenience fee equal to 2.6% of the dollar amount of the payment for processing state income and sales and use taxes, as compared to a 2.9% convenience fee in the three months ended March 31, 2000. State transaction fees represented 14% of total revenues for the three months ended March 31, 2001 compared to 16% of total revenues for the three months ended March 31, 2000.

     Local Transaction Fees. Revenues from processing local payments consist of property taxes, traffic violations, parking citations, fax filing, and utility payments. Local transaction fees increased $499,000 to $1.35 million for the three months ended March 31, 2001 from $ 851,000 for the three months ended March 31, 2000, an increase of 59%. For the three months ended March 31, 2001, the Company processed approximately 133,300 transactions totaling $29.1 million, compared to approximately 106,400 transactions totaling $23.2 million for the three months ended March 31, 2000. Revenues from processing property tax payments increased $292,000 to $614,000 for the three months ended March 31, 2001 from $322,000 for the three months ended March 31, 2000, an increase of 91%. Revenues from processing fines for traffic violations increased $54,000 to $374,000 for the three months ended March 31, 2001 from $320,000 for the three months ended March 31, 2000, an increase of 17%. Revenues from processing fines for parking citations increased $47,700 to $146,700 for the three months ended March 31, 2001 from $99,000 for the three months ended March 31, 2000, an increase of 48%. Revenues from other transaction fees increased $77,000 to $187,000 for the three months ended March 31, 2001 from $110,000 for the three months ended March 31, 2000, an increase of 70%. The additional property tax, moving violation, and parking citation clients and increased brand awareness contributed to the increase in local transaction fees. Local transaction fees represented 39% of total revenues for the three months ended March 31, 2001 compared to 47% of total revenues for the three months ended March 31, 2000.

     Other Revenues. Other revenues during the three months ended March 31, 2001 consist of maintenance and consulting revenues. Other revenues decreased $140,000 to $28,000 for the three months ended March 31, 2001 from $168,000 for the three months ended March 31, 2000. The decrease in other revenues is due primarily to the sale of no stand-alone systems during the first quarter of 2001, as compared to the sale of two systems during the first quarter of 2000. Other revenues represented 1% and 99% of total revenues for the three months ended March 31, 2001 and March 31, 2000, respectively.

COST OF REVENUES

     Cost of Transaction Fees. Cost of transaction fees increased $1.4 million to $2.8 million for the three months ended March 31, 2001 from $1.4 million for the three months ended March 31, 2000, an increase of 100%. The largest component of cost of transaction fees, merchant discount fees, increased $1.5 million to $2.5 million for the three months ended March 31, 2001 from $982,000 for the three months ended March 31, 2000, an increase of 153%. The cost of telecommunication charges for the Company's IVR system decreased $132,000 to $263,000 for the three months ended March 31,2001 from $395,000 for the three months ended March 31, 2000, a decrease of 33%. Other cost of transaction fees decreased $14,500 to $41,500 for the three months ended March 31, 2001 from $56,000 for the three months ended March 31, 2000. Cost of transaction fees was 80% of total revenues for the three months ended March 31, 2001, compared to 79% for the three months ended March 31, 2000.

     Cost of Other Revenues. Cost of other revenues decreased $71,000 to $6,000 for the three months ended March 31,2001 from $77,000 for the three months ended March 31, 2000. The decrease is primarily due to the sale of no stand-alone systems during the first quarter of 2001, as compared to the sale of two systems during the first quarter of 2000.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses decreased $1.8 million to $2.4 million for the three months ended March 31, 2001 from $4.2 million for the three months ended March 31, 2000. This was primarily a result of a decrease in advertising expense of $1.8 million from $3.2 million for the three months ended March 31,2000 to $1.4 million for the three months ended March 31, 2001. Sales and marketing expenses represented 68% of total revenues for the three months ended March 31, 2001 compared to 230% for the three months ended March 31, 2000.

     Development Costs. Development costs increased $557,000 to $ 1.0 million for the three months ended March 31, 2001 from $482,000 for the three months ended March 31, 2000. The increase is primarily attributable to the increase in engineering personnel and related salary costs. Development costs represented 30% of total revenues for the three months ended March 31, 2001 compared to 27% for the three months ended March 31, 2000.

     General and Administrative. General and administrative expenses decreased $226,000 to $2.1 million for the three months ended March 31, 2001 from $2.3 million for the three months ended March 31, 2000. General and administrative expenses represented 60% of total revenues for the three months ended March 31, 2001 compared to 128% for the three months ended March 31, 2000.

     Depreciation and Amortization. Depreciation and amortization increased $264,000 to $454,000 for the three months ended March 31, 2001 from $190,000 for the three months ended March 31, 2000. The increase is primarily related to an increase in IVR equipment purchased during the first quarter of 2000 to allow for the processing of a higher volume of federal and state tax payments. The increase is also related to the additional office equipment and furniture and fixtures purchased during the Company's move to its new headquarters in Stamford, Connecticut and the expansion of its office in San Ramon, California. Depreciation and amortization represented 13% of total revenues for the three months ended March 31, 2001 compared to 10% for the three months ended March 31, 2000.

     Amortization of deferred stock-based compensation. Amortization of deferred stock-based compensation increased $16.6 million to $19.8 million for the three months ended March 31, 2001 from $3.2 million for the three months ended March 31, 2000. The increase is primarily caused by the full amortization of the $19.8 million deferred stock-based compensation for employee stock options that became fully vested as a result of Comerica Incorporated's acquisition of Imperial Bancorp, the parent of the Company's majority controlling stockholder, which constituted a change in control of the Company. Prior to the Comerica/Imperial transaction, the Company expected to amortize the deferred stock-based compensation charge over the next six consecutive quarters through the second quarter of 2002. Amortization of deferred stock-based compensation represented 565% of total revenues for the three months ended March 31, 2001 compared to 175% for the three months ended March 31, 2000.

OTHER INCOME (EXPENSE), NET

   Other income (expense), net, consists of interest income, interest expense and other non-operating expenses. Other income, net, decreased by $185,000 to $949,000 for the three months ended March 31, 2001 compared to $1.1 million in other income, net for the three months ended March 31, 2000. This decrease is directly related to lower interest income resulting from lower average cash balances during the recent period, as compared to the first quarter of fiscal year 2000.

INCOME TAXES

   The Company has incurred operating losses during the period from its incorporation on September 30, 1999 through March 31, 2001. The Company has recorded a valuation allowance for the full amount of net deferred tax assets, since the future realization of the tax benefit is not assured. Prior to September 30, 1999, the Company was a California limited liability company. Therefore, all tax operating losses were used by the members of the limited liability company on their respective corporate tax returns.

LIQUIDITY AND CAPITAL RESOURCES

   In November 1999, the Company completed the initial public offering of its common stock and realized net proceeds from the offering of approximately $78.7 million. Prior to the offering the Company had financed its operations through private sales of common stock, with net proceeds of $1.2 million, and through bank and shareholder loans. As of March 31, 2001, the Company had $66.9 million in cash and investments, and $ 56.9 million in working capital.

   Net cash provided by (used in) in operating activities was $1.8 million and ($5.1) million for the three months ended March 31, 2001 and 2000, respectively. The cash provided by operating activities for the three months ended March 31, 2001 was primarily attributable to the Company's net loss offset by non-cash operating expenses (such as amortization of deferred stock-based compensation and depreciation) and a decrease in accounts receivable, and an increase in funds due to government clients. The cash used in operating activities for the three months ended March 31, 2000 was primarily attributable to the Company's net loss offset by non-cash operating expenses (such as amortization of deferred stock-based compensation and depreciation) and an increase in accounts payable and accrued expenses.

   Net cash provided from investing activities was $2.8 million and $4.0 million for the three months ended March 31, 2001 and 2000, respectively. The Company increased its capital expenditures to continue building out its Internet platform. This was offset by the sale of short-term investments. In 2000, the Company increased its IVR equipment purchases to add significant capacity to handle the higher volume of federal and state tax payments in April 2000 and future periods. These expenditures were offset by the sale of short-term investments during the three months ended March 31, 2000.

   Net cash provided by financing activities was $.5 million and $1.1 million for the three months ended March 31, 2001 and 2000, respectively. The cash generated in the three months ended March 31, 2001 was primarily related to the exercise of stock options. The cash generated in the first three month ended March 31, 2000 was primarily related to the exercise of stock options by one of the Company's directors. These cash inflows were offset by the repayment of capital lease obligations.

   The Company believes that the current cash resources will be sufficient to meet its working capital and capital expenditures for the next two years.

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

     The Company expects that its operating expenses will continue to increase as a result of increased personnel, marketing, technological and other infrastructure costs associated with the anticipated growth in the Company's government client base and transaction volume. However, the rate of increase of such expenses is currently expected to decline as the Company's infrastructure becomes more fully developed. If revenues in any quarter do not increase corresponding with increases in operating expenses, the Company's results for that quarter would be materially and adversely affected.

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

   The table below represents principal amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio.



                           FY2001   FY2002   FY2003   FY2004   FY2005  Thereafter   Total
                           ------   ------   ------   ------   ------  ----------  -------

Money market fund
   and cash                $  8,915 $    -    $    -   $    -   $    -  $     -    $ 8,915
Average interest
   Rate                       5.65%    0.00%     0.00%    0.00%    0.00%    0.00%

Investments                $ 58,000 $         $    -   $    -   $    -  $     -    $58,000
Average interest
   rate                       5.48%    0.00%     0.00%    0.00%    0.00%    0.00%
                            -------  ------    -------   ------  ------- -------- --------
Total cash and
   investments             $ 66,915 $    -    $    -    $   -   $    -  $     -    $66,915
                            =======  ======    =======   ======  ======= ======== ========



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

   After deducting the underwriting discounts and commissions and the offering expenses, the estimated net proceeds to the Company from the offering were approximately $78.7 million. The net offering proceeds have been used to make the following payments: approximately $2.0 million for the purchase and installation of computer equipment to expand transaction processing capabilities; approximately $4.0 million to add capacity, new features and additional security and privacy measures to its Web site; approximately $1.5 million for the build-out of the Company's headquarters in Stamford, Connecticut and expansion of its leased office space in San Ramon, California; and approximately $6.6 million for direct marketing and promotional activities. Except for $135,000 and $151,000 paid to Imperial Bank in 2000 and 1999, respectively, for the provision of certain general administrative services, none of these costs or expenses were paid directly or indirectly to any director or officer of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company or an affiliate of the Company. In the future, the Company may use a portion of its net proceeds to acquire or invest in businesses, technologies, products or services (which amount has not been specifically allocated as of the date hereof). Unused proceeds are invested in short-term investments.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

   Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the three months ended March 31, 2001, there were no matters submitted to a vote of security holders through a solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION

   Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         None

(b)    Reports on Form 8-K

         On February 16, 2001, the Company filed a Current Report on Form 8-K to report the date and record date for its 2001 Annual Meeting of Stockholders, as well as to specify various deadlines for submitting stockholder proposals at such meeting.




                                 SIGNATURES


   In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


                              OFFICIAL PAYMENTS CORPORATION


May 14, 2001                  By:   /s/ Thomas R. Evans
                                    ----------------------------
                                    Thomas R. Evans
                                    Chairman of the Board and Chief Executive
                                    Officer

May 14, 2001                 By:   /s/ Edward J. DiMaria
                                    ---------------------------
                                    Edward J. DiMaria
                                    Chief Financial Officer