Form 10-Q
period 2001-06-30
OFFICIAL PAYMENTS CORP
filed 2001-08-15
CIK 1094998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

                                                               OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________

                     Commission File Number: 000-28187

                       OFFICIAL PAYMENTS CORPORATION
------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

               Delaware                                52-2190781
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification No.)

Three Landmark Square
Stamford, CT                                                    06901-2501
------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's Telephone Number, Including Area Code  (203) 356-4200
                                                    --------------

                                    N/A
  ----------------------------------------------------------------------------
  Former name, former address and former fiscal year, if changed since last report


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]


         As of August 8, 2001, 21,981,615 shares of the registrant's common stock were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       OFFICIAL PAYMENTS CORPORATION
                                 FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 2001
                             TABLE OF CONTENTS
   ITEM                                                              PAGE NUMBER
----------                                                           ----------
                       PART I: FINANCIAL INFORMATION
Item 1.       Financial Statements............................................3

              Condensed Balance Sheets as of June 30, 2001 and
              December 31, 2000...............................................3

              Condensed Statements of Operations for the three and
              six-month periods ended June 30, 2001 and 2000................. 4

              Condensed Statements of Cash Flows for the six-
              month period ended June 30, 2001 and 2000...................... 5

              Notes to the Condensed Financial Statements.................... 6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................ 9

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk....................................................17

                         PART II: OTHER INFORMATION

Item 1.       Legal Proceedings..............................................18

Item 2.       Changes in Securities and Use of Proceeds......................18

Item 3.       Defaults Upon Senior Securities................................19

Item 4.       Submission of Matters to a Vote of Security
              Holders........................................................19

Item 5.       Other Information..............................................19

Item 6.       Exhibits and Reports on Form 8-K...............................19

Signatures...................................................................20


                                   PART I
                           FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                        OFFICIAL PAYMENTS CORPORATION
                                          CONDENSED BALANCE SHEETS
                                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                                                            June 30,       December 31,
                                                                               2001            2000
                                                                            ---------       -----------
                                                                           (Unaudited)
ASSETS
Current assets:
  Cash .............................................                       $   5,112        $   3,783
  Short-term investments............................                          53,653           62,115
  Accounts receivable, net..........................                           1,390            2,210
  Prepaid expenses and other current assets.........                             359              600
                                                                            --------         --------
   Total current assets............................                           60,514           68,708
Property and equipment, net.........................                           9,117            7,511
Other assets........................................                              94               44
                                                                            --------         --------
    Total assets....................................                       $  69,725        $  76,263
                                                                            ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.............                       $   7,520        $   6,561
  Deferred revenues.................................                              89               65
  Current portion of capital lease obligations......                             566              580
                                                                            --------         --------
    Total current liabilities.......................                           8,175            7,206
Long-term portion of capital lease obligations......                             381              604
                                                                            --------         --------
    Total liabilities...............................                           8,556            7,810
                                                                            --------         --------

Stockholders' equity:
  Common stock, $.01 par value; 150,000,000 shares
    authorized; 21,981,615 and 21,505,770 shares
    issued and outstanding as of June 30, 2001 and
    December 31, 2000, respectively.................                             220              215
  Additional paid-in capital........................                         130,127          129,473
  Deferred stock-based compensation.................                               -          (19,803)
  Accumulated deficit...............................                         (69,178)         (41,432)
                                                                            --------         --------
          Stockholders' equity......................                          61,169           68,453
                                                                            --------         --------
      Total liabilities and stockholders' equity....                       $  69,725        $  76,263
                                                                            ========         ========

                    See accompanying notes to unaudited condensed financial statements.


                                 OFFICIAL PAYMENTS CORPORATION
                              CONDENSED STATEMENTS OF OPERATIONS
                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          (UNAUDITED)
                                     Three Months Ended June 30,         Six Months Ended June 30,
                                     ---------------------------         -------------------------
                                        2001             2000              2001              2000
                                      --------          --------         --------         --------
Net revenues.....................  $    19,784       $    17,715       $  23,286          $ 19,539

Cost and expenses:
  Cost of revenues...............       17,217            14,252          20,022            15,762
  Sales and marketing ...........        2,502             2,604           4,882             6,801
  Development costs..............        1,057               522           2,096             1,004
  General and administrative ....        2,422             2,754           4,527             5,085
  Depreciation...................          907               429           1,361               619
  Amortization of deferred
    stock-based compensation.....            -             2,987          19,803             6,184
  Severance and other related
    charges......................            -             4,140               -             4,140
                                      --------          --------         --------          --------
  Total cost and expenses........       24,105            27,688          52,691            39,595
                                      --------          --------         --------          --------

Loss from operations.............       (4,321)           (9,973)        (29,405)          (20,056)
Other income, net................          711             1,045           1,660             2,179
                                      --------          --------         --------          --------

Net loss.........................  $    (3,610)      $    (8,928)      $ (27,745)         $(17,877)
                                      ========          ========         ========          ========
Basic and diluted net loss per-
   share.........................  $     (0.16)        $   (0.42)      $   (1.27)         $  (0.84)
                                      ========          ========         ========          ========
Weighted average shares used in
   computing basic and diluted
   net loss per share............       21,980            21,376           21,913            21,339
                                      ========          ========         ========          ========

                See accompanying notes to unaudited condensed financial statements.


                                    OFFICIAL PAYMENTS CORPORATION
                                 CONDENSED STATEMENTS OF CASH FLOWS
                                           (IN THOUSANDS)
                                             (UNAUDITED)
                                                                            Six Months Ended June 30,
                                                                           --------------------------
                                                                              2001            2000
                                                                            --------         --------
Cash flows used in operating activities:
  Net loss.............................................                    $ (27,745)       $ (17,877)
  Adjustments to reconcile net loss to net cash
     from operating activities:
       Depreciation....................................                        1,361              619
       Amortization of deferred stock-based
          compensation.................................                       19,803            9,800
  Changes in operating assets and liabilities
       Accounts receivable, net........................                          820              445
       Prepaid expenses and other assets...............                          191              167
       Accounts payable and accrued expenses...........                          959            2,722
       Deferred revenues...............................                           24               44
                                                                            --------         --------
Net cash used in operating activities.........                                (4,587)          (4,080)
                                                                            --------         --------
Cash flows from investing activities:
  Proceeds from sale of short-term investments, net ...                        8,462            7,118
  Capital expenditures.................................                       (2,967)          (4,175)
                                                                            --------         --------
Net cash provided by investing activities.....                                 5,495            2,943
                                                                            --------         --------
Cash flows from financing activities:
  Proceeds from exercise of stock options, net.........                          658            1,163
  Borrowings on sale-leaseback agreement...............                            -              968
  Repayment of notes payable and capital leases........                         (237)            (192)
                                                                            --------         --------
         Net cash provided by financing activities.....                          421            1,939
                                                                            --------         --------
Net increase in cash...................................                        1,329              802
Cash at the beginning of the period....................                        3,783            1,643
                                                                            --------         --------
Cash at the end of the period..........................                    $   5,112        $   2,445
                                                                            ========         ========
Supplemental disclosure of noncash activity:
Cash paid for interest.................................                    $      63        $     221
                                                                            ========         ========
Assets acquired through capital leases.................                    $       -        $     998
                                                                            ========         ========
Cash paid for taxes....................................                    $      24        $     103
                                                                            ========         ========

                 See accompanying notes to unaudited condensed financial statements.


                       OFFICIAL PAYMENTS CORPORATION
             NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

    Official Payments Corporation (the "Company") is a leading provider of electronic payment options to government entities, enabling consumers to use their credit cards and "pin-less" debit cards to pay, by the Internet or the telephone, personal federal and state income taxes, sales and use taxes, property taxes, tuition payments, motor vehicle fees, fines for traffic violations and parking citations and other government-imposed taxes and fees. The Company commenced operations on June 26, 1996, initially offering its credit card payment services for the payment of fines for traffic violations and parking citations and property taxes. In 1998, the Company signed a contract with the Internal Revenue Service ("IRS") and in 1999 began providing its services for the balance-due payment of personal federal incomes taxes. In 2000, the Company extended its contract with the IRS, adding two additional payment services, extension and estimated personal federal income taxes. For the 2001 tax filing season, the IRS further extended its contract with the Company, authorizing the Company to add an Internet payment option to its existing automated interactive voice response telephone ("IVR") payment option for balance-due, extension, and estimated personal federal income taxes. On August 1, 2001, the Company announced that the IRS further expanded the scope of its agreement with the Company to include two additional credit card payment categories: current-year delinquent tax payments and installment tax payments.

BASIS OF PRESENTATION

    The accompanying condensed financial statements as of June 30, 2001 and December 31, 2000, and the three and six months ended June 30, 2001 and 2000, are unaudited. The condensed balance sheet at December 31, 2000 has been derived from audited financial statements at that date. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows as of June 30, 2001 and for the three months ended June 30, 2001 and for the three and six months ended June 30, 2001 and 2000. These adjustments are of a normal, recurring nature. These condensed financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results for the three and six months ended June 30, 2001 are not necessarily indicative of the expected results for the year ending December 31, 2001. Certain prior period balances have been reclassified to conform to the current period presentation.

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

SHORT-TERM INVESTMENTS

    As of June 30, 2001, the Company had short-term investments of $53.7 million. The Company classifies its short-term investments as "available-for-sale." Financial instruments classified as short-term investments include government securities and commercial paper (with a Standard and Poor's rating of A-1 or better), with maturity dates of generally less than nine months. Such short-term investments are recorded at fair value based on quoted market prices, with unrealized gains and losses, which are de minimus for all periods presented, recorded (net of tax) as a separate component of stockholders' equity.

COMPREHENSIVE INCOME (LOSS)

   The Company has no components of other comprehensive income (loss).

STOCK-BASED COMPENSATION

    In the third and fourth quarters of 1999, the Company recorded on its balance sheet an amount representing the intrinsic value of the common stock underlying options granted to certain officers and employees of the Company in August, September, and November of 1999 in excess of the exercise prices of those options.

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

REVENUE RECOGNITION

    The Company's revenues are derived primarily from convenience fees paid by consumers for credit card payment services provided by the Company. Convenience fees are charged based on the amount of the payment processed and the type of government obligation being paid. Revenues are recognized in the period in which the services are provided. The revenues are presented net of a sales and return allowance made when the collection of the amount is not reasonably assured but is estimated and established in the period in which the services are provided.

ADVERTISING EXPENSE

    The cost of advertising is expensed as incurred. Such costs are included in sales and marketing expense on the condensed statement of operations and totaled approximately $1.5 million and $1.6 million for the three months ended June 30, 2001 and 2000 and $2.9 million and $4.8 million for the six months ended June 30, 2001 and 2000, respectively.

    During the year 2000, the Company entered into cooperative advertising agreements with two of its credit card partners, where such credit card companies contributed an aggregate of $515,000 to the Company for use in the Company's 2001 advertising campaign. The Company considered these funds as a reimbursement of costs incurred and netted the proceeds against sales and marketing expenses as incurred.

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

    Net loss per share for the three and six months ended June 30, 2001 and 2000 does not include the effect of approximately 7,092,600 and 6,200,098 options to purchase common stock with a weighted average exercise price of $5.47 and $4.48 per share, respectively, because the effects are anti-dilutive.

Note 3. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following (in thousands):

                                                             June 30,        December 31,
                                                               2001             2000
                                                             --------         --------
Computer equipment.....................................     $   6,478        $   6,242
Web site development...................................         5,422            2,757
Furniture and fixtures.................................           813              747
                                                             --------         --------
                                                               12,713            9,746
Less accumulated depreciation..........................         3,596            2,235
                                                             --------         --------
                                                            $   9,117        $   7,511
                                                             ========         ========

    The Company has adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs for the development of internal use software be capitalized, including costs of coding, software configuration, upgrades and enhancements. For the six months ended June 30, 2001 and fiscal year 2000, the Company capitalized approximately $5.4 million and $2.8 million, respectively, of its internally developed web site.

    Certain computer equipment, software and office equipment are recorded under capital leases that aggregated $1,588,000 as of June 30, 2001 and 2000. Accumulated depreciation on the assets recorded under capital leases aggregated $764,000 and $262,000 as of June 30, 2001 and 2000,
respectively. Depreciation expense was $1,361,000 and $619,000 as of June 30, 2001 and 2000, respectively, which included depreciation expense for assets under capital leases of $251,000 and $200,000 as of June 30, 2001 and 2000, respectively.

Note 4. AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION

    Deferred stock-based compensation included as a component of stockholders equity is non-cash and has been presented, when amortized, as a separate component of operating expense in the Company's statement of operations. The following table shows the costs (in thousands) of such charges as allocated to sales and marketing, development costs and general and administrative expenses, which allocation is based on the functional responsibilities of the underlying employees:

                                  Three Months Ended June 30,         Six Months Ended June 30,
                                  ---------------------------         -------------------------
                                       2001              2000             2001              2000
                                   --------          --------         --------          --------
Sales and marketing.............   $      -          $    266         $  1,872          $    515
Development costs...............          -                10               53                10
General and administrative......          -             6,327           17,878             9,275
                                   --------          --------         --------          --------
                                   $      -          $  6,603         $ 19,803          $  9,800
                                   ========          ========         ========          ========

    During the first quarter of 2001, the Company fully amortized the remaining $19.8 million of deferred stock-based compensation for employee stock options that became fully vested as a result of Comerica Incorporated's acquisition of Imperial Bancorp, the parent of the Company's majority controlling stockholder, which constituted a change in control of the Company.

Note 5. OTHER INCOME (EXPENSE), NET

    Other income (expense), net, consists of the following (in thousands):

                                  Three Months Ended June 30,       Six Months Ended June 30,
                                  ---------------------------       -------------------------
                                     2001              2000             2001              2000
                                  -------          --------         --------          --------
Interest income................   $   735          $  1,275         $  1,741          $  2,415
Interest expense...............       (30)             (229)             (63)             (241)
Other income (expenses), net...         6                (1)             (18)                5
                                  -------          --------         --------          --------
                                  $   711          $  1,045         $  1,660          $  2,179
                                  =======          ========         ========          ========

Note 6. CONCENTRATION OF REVENUES

    For the three and six months ended June 30, 2001, convenience fees from tax payments to the IRS accounted for approximately 79% and 74% of the Company's total revenues. This is comparable to the three and six months ended June 20, 2000, when the convenience fees from tax payments to the IRS accounted for approximately 85% and 80% of the Company's total revenues. The Company's current agreement with the IRS (which expires in January
2003) authorizes the Company to collect credit card payments for balance due, estimated and extension taxes and, beginning in 2002, current-year delinquent tax and installment tax payments.

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

                               Three Months Ended June 30,         Six Months Ended June 30,
                               ---------------------------         -------------------------
                                    2001              2000             2001              2000
                                --------          --------         --------          --------
Revenues by product are
  Transaction fees:
    Federal...............      $ 15,595          $ 15,063         $ 17,236          $ 15,585
    State.................         2,382             1,319            2,867             1,602
    Local.................         1,807             1,333            3,183             2,352
                                --------          --------         --------          --------
  Total revenues..........      $ 19,784          $ 17,715         $ 23,286          $ 19,539
                                ========          ========         ========          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. Such statements are based upon the current economic environment and current expectations that involve risks and uncertainties, including, but not limited to statements regarding the Company's competitive position, expected operating and financial performance, business model and expected growth of electronic payments to government entities. All forward-looking statements included in this report are based upon information available to the Company as of the date hereof. You are cautioned that these statements are not guarantees of future performance. The Company's actual results and the timing of certain events may differ significantly from those anticipated in, or caused by, any forward-looking statements as a result of certain risks and uncertainties, including, without limitation, general economic and business conditions, major systems failures, constraints in capacity, rapid technological changes, ability to retain existing government contracts and enter into new government contracts, competitive nature of the market in which the Company competes, pricing pressures, changes in laws and regulations (including changes in the ability or predisposition of government entities to accept directly payments by credit card), the continued development of the Company's products, and the lack of widespread market acceptance of the Company's products. A more complete description of these and other risks and uncertainties associated with the Company's business can be found in the Company's filings with the United States Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2000. The Company does not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

    The Company is a leading provider of electronic payment options to government entities, enabling consumers to use their credit cards and "pin-less" debit cards to pay, by the Internet or the telephone, personal federal and state income taxes, sales and use taxes, property taxes, tuition payments, motor vehicles fees, fines for traffic violations and parking citations and other government-imposed taxes and fees. As of June 30, 2001, the Company offered approximately 1,493 services to approximately 910 government entities, including the IRS for whom the Company accepted via the Internet and telephone balance-due and estimated tax payments for the 2000 tax year, as well as estimated payments for the 2001 tax year.

    The Company's most recent contract with the IRS had an initial one-year term, with the IRS having the option to renew the contract for one additional year (i.e., through January 2003). The IRS exercised this renewal option in March 2001. On August 1, 2001, the Company announced that the IRS further expanded the scope of its agreement with the Company to include two additional credit card payment categories: current-year delinquent tax payments and installment tax payments. In the three and six months ended June 30, 2001, convenience fees from tax payments to the IRS accounted for approximately 79% and 74% of the Company's total revenues. If the IRS does not continue to select the Company's services in subsequent years, the business, operating results and financial condition of the Company would be materially and adversely affected.

    As of June 30, 2001, the Company was providing its payment services to the District of Columbia, as well as the states of Alabama, California, Connecticut, Illinois, Iowa, Kansas, Maryland, Minnesota, Mississippi, New Jersey, New York, Ohio, Oklahoma, Virginia, and Wisconsin. In addition, as of June 30, 2001, the Company had entered into agreements to provide its services for the following states: Arkansas, Washington and West Virginia.

    The Company's revenues consist primarily of convenience fees, which are transaction fees paid by consumers for using the Company's credit card payment services. For processing many payments (including personal federal and state income tax payments, sales and use tax payments and property tax payments), the amount of the convenience fee charged varies based on the specific amount of the government obligation. For processing other types of payments (including fines for traffic violations and parking citations), the amount of the convenience fee charged is fixed, regardless of the specific amount of the government obligation. Total revenues have increased significantly since the Company started providing services in January 1999 for personal federal income tax payments.

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

    Operating expenses include sales and marketing expenses, development costs, general and administrative expenses, depreciation expenses, amortization of deferred stock-based compensation, and severance and other related charges. The largest component of these expenses, amortization of deferred stock-based compensation, amounted to approximately $19.8 million for the six months ending June 30, 2001. In January 2001, the company completely amortized the deferred stock-based compensation for employee stock options that became fully vested as a result of Comerica Incorporated's acquisition of Imperial Bancorp, the parent of the Company's majority controlling stockholder, which constituted a change of control of the Company.

    Sales and marketing expenses consist primarily of advertising expenses and salaries and commissions for sales and marketing personnel. Development costs consist primarily of salaries for engineering personnel. General and administrative expenses consist primarily of salaries and other compensation expense for executive, finance, customer service and administrative personnel.

    The Company has incurred significant losses since inception and expects to continue to incur losses for the foreseeable future. The Company recognizes that further reductions in its operating losses are contingent upon its ability to increase consumer adoption rates of its services and to obtain lower merchant discount fees charged by the credit card companies. In addition, the Company is continuing to examine additional ways to improve the Company's internal operating efficiencies in order to reduce costs.

    As of June 30, 2001, the Company had an accumulated deficit of approximately $69.2 million.

RECENT EVENTS

    On August 7, 2001, Vernon Loucks Jr. resigned as a director of the Company for personal reasons unrelated to the Company.

    On August 1, 2001, the Company announced that the IRS has authorized the Company to collect credit card payments in two new categories: current-year delinquent tax payments and installment tax payments. Commencing on May 1, 2002, individual taxpayers who receive delinquent balance-due return payment notices from the IRS for taxes owed for tax year 2001 will have the option of using the Company's services to make such payments. In addition, beginning January 11, 2002, individual taxpayers who have installment agreements with the IRS for tax years 1998 though 2001 will be able to use the Company's services to make their installment payments by credit card.

NEW ACCOUNTING PRONOUNCEMENTS

    On January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all derivatives to be recorded on the balance sheet at fair value. The Company's adoption did not have any effect on our financial position or results of operations.

    In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (FAS 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. FAS 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill.

    Upon adoption of FAS 142, amortization of existing goodwill would cease and the remaining book value would be tested for impairment at least annually at the reporting unit level using a new two-step impairment test. Amortization of goodwill recorded on equity investments would also cease, but this embedded goodwill will continue to be tested for impairment under current accounting rules for equity investments. In addition, the Company will have adjustments to the equity in net income of affiliates line item to reflect the impact of adopting these new statements on the operations of our equity investments.

    The Company will adopt both statements on January 1, 2002 and Company does not have any goodwill as of June 30, 2001.

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

STATEMENT OF OPERATIONS DATA:
                                          THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                          ---------------------------        --------------------------
                                             2001              2000              2001           2000
                                            -------           -------          -------         -------
Net revenues..................                100%             100%              100%             100%

Cost and expenses:
  Cost of revenues...........                  87               80                86               81
  Sales and marketing........                  13               15                21               35
  Development costs..........                   5                3                 9                5
  General and administrative.                  12               16                19               26
  Depreciation                                  5                2                 6                3
  Amortization of deferred
     stock-based compensation.                  -               17                85               32
  Severance and other related
     Other related charges                      -               23                 -               21
                                            -------           -------          -------           -------
     Total costs and expenses                 122              156               226              203
                                            -------           -------          -------           -------
     Loss from operations....                 (22)             (56)             (126)            (103)
     Other income, net........                  4                6                 7               12
                                            -------           -------          -------           -------
     Net loss................                 (18)%            (50)%            (119)%            (91)%
                                            =======           =======          =======           =======

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES

     Total Net Revenues. Total net revenues increased $2.1 million to $19.8 million for the three months ended June 30, 2001 from $17.7 million for the three months ended June 30, 2000, an increase of 12%. This increase is primarily attributable to two factors. First, compared to the year prior period, the Company processed an increased amount of federal balance-due, extension and estimated income tax payments and state income and sales and use tax payments. Second, additional state and local clients and services added by the Company between June 30, 2000 and June 30, 2001, resulted in increased revenues from the processing of additional state and local taxes. These two factors were partially offset by a decrease in the average convenience fee rate charged for federal and state income and sales and use taxes compared to the year prior period.

     Federal Transaction Fees. Federal transaction revenues consist of fees earned in connection with processing payments related to personal federal balance-due, extension and estimated income taxes. Federal transaction fees increased $500,000 to $15.6 million for the three months ended June 30, 2001 from $15.1 million for the three months ended June 30, 2000, an increase of 4%. The increase in revenues is primarily attributable to the growth in payments processed of 15% over the prior year period. This was largely offset by a decrease of 9% in the average convenience fee rate charged from 2.76% of the dollar amount processed for the three months ended June 30, 2000 to 2.50% for the three months ended June 30, 2001. For the three months ended June 30, 2001, the Company processed approximately 179,000 transactions totaling $627.6 million, compared to approximately 164,000 transactions totaling $545.7 million for the three months ended June 30, 2000. Federal transaction fees represented 79% of total revenues for the three months ended June 30, 2001 compared to 85% of total revenues for the three months ended June 30, 2000.

     State Transaction Fees. Revenues from processing state payments are related to state income tax payments for balance-due, extension, and estimated personal income taxes and sales and use tax payments to the District of Columbia and the states of Alabama, California, Connecticut, Illinois, Iowa, Kansas, Maryland, Minnesota, Mississippi, New Jersey, New York, Ohio, Oklahoma, Virginia, and Wisconsin. State transaction fees increased $1.1 million to $2.4 million for the three months ended June 30, 2001 from $1.3 million for the three months ended June 30, 2000, an increase of 81%. For the three months ended June 30, 2001, the Company processed approximately 82,000 transactions totaling $94.2 million, compared to approximately 36,900 transactions totaling $46.0 million for the three months ended June 30, 2000. The increase in revenues is primarily related to growth in existing government client collections, additional state contracts, and additional payment services and options provided to existing state clients. The Company processed income tax payments for 15 states (and the District of Columbia) during the three months ended June 30, 2001, as compared to six states (and the District of Columbia) during the three months ended June 30, 2000. On average, during the three months ended June 30, 2001, the Company charged consumers a convenience fee equal to 2.5% of the dollar amount of the payment for processing state income and sales and use taxes, as compared to a 2.9% convenience fee in the three months ended June 30, 2000, a decrease of 14%. State transaction fees represented 12% of total revenues for the three months ended June 30, 2001 compared to 7% of total revenues for the three months ended June 30, 2000.

     Local Transaction Fees. Revenues from processing local payments consist of property taxes, traffic violations, parking citations, fax filing, utility payments, and other miscellaneous payments. Local transaction fees increased $500,000 to $1.8 million for the three months ended June 30, 2001 from $1.3 million for the three months ended June 30, 2000, an increase of 36%. For the three months ended June 30, 2001, the Company processed approximately 176,000 transactions totaling $64.9 million, compared to approximately 133,000 transactions totaling $47.0 million for the three months ended June 30, 2000. Revenues from processing property tax payments increased $313,000 to $982,000 for the three months ended June 30, 2001 from $669,000 for the three months ended June 30, 2000, an increase of 47%. Revenues from processing fines for traffic violations increased $19,000 to $378,000 for the three months ended June 30, 2001 from $359,000 for the three months ended June 30, 2000, an increase of 5%. Revenues from processing fines for parking citations increased $17,000 to $125,000 for the three months ended June 30, 2001 from $108,000 for the three months ended June 30, 2000, an increase of 16%. Revenues from other transaction fees increased $105,000 to $235,000 for the three months ended June 30, 2001 from $130,000 for the three months ended June 30, 2000, an increase of 81%. Additional property tax, moving violation, and parking citation clients and growth in existing government client collections contributed to the increase in local transaction fees. Local transaction fees represented 9% of total revenues for the three months ended June 30, 2001 compared to 8% of total revenues for the three months ended June 30, 2000.

COST AND EXPENSES

     Cost of Revenues. Cost of revenues increased $2.9 million to $17.2 million for the three months ended June 30, 2001 from $14.3 million for the three months ended June 30, 2000, an increase of 21%. The largest component of cost of revenues, merchant discount fees, increased $3.2 million to $16.8 million for the three months ended June 30, 2001 from $13.6 million for the three months ended June 30, 2000, an increase of 23%. The cost of Internet and telecommunication charges for the Company's Internet and IVR systems decreased $191,000 to $327,000 for the three months ended June 30, 2001 from $518,000 for the three months ended June 30, 2000, a decrease of 37%. The decrease is primarily attributable to lower rates negotiated with one of the Company's telecommunications carriers and a higher percentage of transactions processed through the Company's Internet platform, which involves a lower cost per transaction than the IVR. Other cost of transaction fees decreased $36,000 to $81,000 for the three months ended June 30, 2001 from $117,000 for the three months ended June 30, 2000. Cost of revenues was 87% of total revenues for the three months ended June 30, 2001, compared to 80% for the three months ended June 30, 2000.

     Sales and Marketing. Sales and marketing expenses decreased $100,000 to $2.5 million for the three months ended June 30, 2001 from $2.6 million for the three months ended June 30, 2000. This was primarily a result of a decrease in advertising expense of $100,000 from $1.6 million for the three months ended June 30, 2000 to $1.5 million for the three months ended June 30, 2001, due to the cooperative advertising agreement the Company entered into with its credit card partners for an aggregate amount of $515,000. Sales and marketing expenses represented 13% of total revenues for the three months ended June 30, 2001 compared to 15% for the three months ended June 30, 2000.

     Development Costs. Development costs increased $535,000 to $1.1 million for the three months ended June 30, 2001 from $522,000 for the three months ended June 30, 2000. The increase is primarily attributable to the increase in engineering personnel and related salary costs. Development costs represented 5% of total revenues for the three months ended June 30, 2001 compared to 3% for the three months ended June 30, 2000.

     General and Administrative. General and administrative expenses decreased $400,000 to $2.4 million for the three months ended June 30, 2001 from $2.8 million for the three months ended June 30, 2000. General and administrative expenses represented 12% of total revenues for the three months ended June 30, 2001 compared to 16% for the three months ended June 30, 2000.

     Depreciation. Depreciation and amortization increased $478,000 to $907,000 for the three months ended June 30, 2001 from $429,000 for the three months ended June 30, 2000. The increase is primarily related to the purchase of computer equipment and software in connection with adding functionality to the Company's Web site. Depreciation and amortization represented 5% of total revenues for the three months ended June 30, 2001 compared to 2% for the three months ended June 30, 2000.

     Amortization of deferred stock-based compensation. The Company did not have any amortization of deferred stock-based compensation during the quarter ended June 30, 2001 compared to $3.0 million for the three months ended June 30, 2000. The Company fully amortized the remaining $19.8 million of deferred stock-based compensation in January 2001, when the employee stock options (for which the original expense charge had been taken) became fully vested as a result of Comerica Incorporated's acquisition of Imperial Bancorp, the parent of the Company's majority controlling stockholder, (thereby effectuating a change in control of the Company). Prior to the Comerica/Imperial transaction, the Company expected to amortize the deferred stock-based compensation charge over the next six consecutive quarters through the second quarter of 2002. Amortization of deferred stock-based compensation represented 17% of total revenues for the three months ended June 30, 2000.

     Severance and other related charges. The Company did not have any severance and other related charges during the quarter ended June 30, 2001 compared to $4.1 million for the three months ended June 30, 2000. The severance and other related charges during the second quarter of 2000 related to the departure of the Company's former Chief Financial Officer.

OTHER INCOME, NET

     Other income, net, consists of interest income, interest expense and other non-operating expenses. Other income, net, decreased by $289,000 to $711,000 for the three months ended June 30, 2001 compared to $1.0 million in other income, net for the three months ended June 30, 2000. This decrease is directly related to lower interest income resulting from lower average cash balances and lower average interest rate earned during the recent period, as compared to the second quarter of fiscal year 2000.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

REVENUES

     Total Net Revenues. Total net revenues increased $3.8 million to $23.3 million for the six months ended June 30, 2001 from $19.5 million for the six months ended June 30, 2000, an increase of 19%. This increase is primarily attributable to two factors. First, compared to the year prior period, the Company processed an increased amount of federal balance-due, extension and estimated income tax payments and state income and sales and use tax payments. Second, additional state and local clients and services added by the Company between June 30, 2000 and June 30, 2001, resulted in increased revenues from the processing of additional state and local taxes. These two factors were partially offset by a decrease in the average convenience fee rate charged for federal and state income and sales and use taxes compared to the year prior period.

     Federal Transaction Fees. Federal transaction revenues consist of fees earned in connection with processing payments related to personal federal balance-due, extension and estimated income taxes. Federal transaction fees increased $1.6 million to $17.2 million for the six months ended June 30, 2001 from $15.6 million for the six months ended June 30, 2000, an increase of 11%. The increase in revenues is primarily attributable to the growth in payments processed of 23% over the prior year period. This was largely offset by a decrease of 9.8% in the average convenience fee rate charged from 2.76% of the dollar amount processed for the six months ended June 30, 2000 to 2.50% for the six months ended June 30, 2001. For the six months ended June 30, 2001, the Company processed approximately 198,000 transactions totaling $692.3 million, compared to approximately 175,000 transactions totaling $564.2 million for the six months ended June 30, 2000. Federal transaction fees represented 74% of total revenues for the six months ended June 30, 2001 compared to 80% of total revenues for the six months ended June 30, 2000.

     State Transaction Fees. Revenues from processing state payments are related to state income tax payments for balance-due, extension, and estimated personal income taxes and sales and use tax payments to the District of Columbia and the states of Alabama, California, Connecticut, Illinois, Iowa, Kansas, Maryland, Minnesota, Mississippi, New Jersey, New York, Ohio, Oklahoma, Virginia, and Wisconsin. State transaction fees increased $1.3 million to $2.9 million for the six months ended June 30, 2001 from $1.6 million for the six months ended June 30, 2000, an increase of 79%. For the six months ended June 30, 2001, the Company processed approximately 98,000 transactions totaling $112.9 million, compared to approximately 44,900 transactions totaling $55.6 million for the six months ended June 30, 2000. The increase in revenues is primarily related to growth in existing government client collections, additional state contracts, and additional payment services and options provided to existing state clients. The Company processed income tax payments for 15 states (and the District of Columbia) during the six months ended June 30, 2001, as compared to six states (and the District of Columbia) during the six months ended June 30, 2000. On average, during the six months ended June 30, 2001, the Company charged consumers a convenience fee equal to 2.5% of the dollar amount of the payment for processing state income and sales and use taxes, as compared to a 2.9% convenience fee in the six months ended June 30, 2000, a decrease of 12%. State transaction fees represented 12% of total revenues for the six months ended June 30, 2001 compared to 8% of total revenues for the six months ended June 30, 2000.

     Local Transaction Fees. Revenues from processing local payments consist of property taxes, traffic violations, parking citations, fax filing, utility payments, and other miscellaneous payments. Local transaction fees increased $1.0 million to $3.1 million for the six months ended June 30, 2001 from $2.1 million for the six months ended June 30, 2000, an increase of 45%. For the six months ended June 30, 2001, the Company processed approximately 330,000 transactions totaling $102.0 million, compared to approximately 239,000 transactions totaling $70.2 million for the six months ended June 30, 2000. Revenues from processing property tax payments increased $623,000 to $1.6 million for the six months ended June 30, 2001 from $977,000 for the six months ended June 30, 2000, an increase of 64%. Revenues from processing fines for traffic violations increased $72,000 to $752,000 for the six months ended June 30, 2001 from $680,000 for the six months ended June 30, 2000, an increase of 11%. Revenues from processing fines for parking citations increased $65,000 to $272,000 for the six months ended June 30, 2001 from $207,000 for the six months ended June 30, 2000, an increase of 31%. Revenues from other transaction fees increased $196,000 to $449,000 for the six months ended June 30, 2001 from $253,000 for the six months ended June 30, 2000, an increase of 77%. Additional property tax, moving violation, and parking citation clients and growth in existing government client collections contributed to the increase in local transaction fees. Local transaction fees represented 14% of total revenues for the six months ended June 30, 2001 compared to 12% of total revenues for the three months ended June 30, 2000.

COST AND EXPENSES

     Cost of Revenues. Cost of revenues increased $4.2 million to $20.0 million for the six months ended June 30, 2001 from $15.8 million for the six months ended June 30, 2000, an increase of 27%. The largest component of cost of revenues, merchant discount fees, increased $4.7 million to $19.3 million for the six months ended June 30, 2001 from $14.6 million for the six months ended June 30, 2000, an increase of 32%. The cost of Internet and telecommunication charges for the Company's Internet and IVR systems decreased $323,000 to $590,000 for the six months ended June 30, 2001 from $913,000 for the six months ended June 30, 2000, a decrease of 35%. The decrease is primarily attributable to lower rates negotiated with one of the Company's telecommunications carriers, one time installation charges that were incurred in February 2000, and a higher percentage of transactions processed through the Company's Internet platform, which involves a lower cost per transaction than the IVR. Other cost of transaction fees decreased $51,000 to $122,000 for the six months ended June 30, 2001 from $173,000 for the six months ended June 30, 2000. Cost of revenues was 86% of total revenues for the six months ended June 30, 2001, compared to 80% for the six months ended June 30, 2000.

     Sales and Marketing. Sales and marketing expenses decreased $1.9 million to $4.9 million for the six months ended June 30, 2001 from $6.8 million for the six months ended June 30, 2000. This was primarily a result of a decrease in advertising expense of $1.9 million from $4.8 million for the six months ended June 30, 2000 to $2.9 million for the six months ended June 30, 2001, due to the cooperative advertising agreement the Company entered into with its credit card partners for an aggregate amount of $515,000. Sales and marketing expenses represented 21% of total revenues for the six months ended June 30, 2001 compared to 35% for the six months ended June 30, 2000.

     Development Costs. Development costs increased $1.1 million to $2.1 million for the six months ended June 30, 2001 from $1.0 million for the six months ended June 30, 2000. The increase is primarily attributable to the increase in engineering personnel and related salary costs. Development costs represented 9% of total revenues for the six months ended June 30, 2001 compared to 5% for the six months ended June 30, 2000.

     General and Administrative. General and administrative expenses decreased $600,000 to $4.5 million for the six months ended June 30, 2001 from $5.1 million for the six months ended June 30, 2000. General and administrative expenses represented 19% of total revenues for the six months ended June 30, 2001 compared to 26% for the six months ended June 30, 2000.

     Depreciation. Depreciation and amortization increased $742,000 to $1.4 million for the six months ended June 30, 2001 from $619,000 for the three months ended June 30, 2000. The increase is primarily related to the purchase of computer equipment and software in connection to adding functionality to the Company's Web site. Depreciation and amortization represented 6% of total revenues for the six months ended June 30, 2001 compared to 3% for the six months ended June 30, 2000.

     Amortization of deferred stock-based compensation. Amortization of deferred stock-based compensation increased $13.6 million to $19.8 million for the six months ended June 30, 2001 from $6.2 million for the six months ended June 30, 2000. The increase is primarily caused by the full amortization of the $19.8 million deferred stock-based compensation for employee stock options (for which the original expense charge had been taken) that became fully vested as a result of Comerica Incorporated's acquisition of Imperial Bancorp, the parent of the Company's majority controlling stockholder, (thereby effectuating a change in control of the Company). Prior to the Comerica/Imperial transaction, the Company expected to amortize the deferred stock-based compensation charge over the next six consecutive quarters through the second quarter of 2002. Amortization of deferred stock-based compensation represented 85% of total revenues for the six months ended June 30, 2001 compared to 32% for the six months ended June 30, 2000.

     Severance and other related charges. The Company did not have any severance and other related charges during the six months ended June 30, 2001 compared to $4.1 million for the six months ended June 30, 2000. The severance and other related charges during the first half of 2000 related to the departure of the Company's former Chief Financial Officer.

OTHER INCOME, NET

     Other income, net, consists of interest income, interest expense and other non-operating expenses. Other income, net, decreased by $500,000 to $1.7 million for the three months ended June 30, 2001 compared to $2.2 million in other income, net for the three months ended June 30, 2000. This decrease is directly related to lower interest income resulting from lower average cash balances and lower average interest rate earned during the recent period, as compared to the first half of fiscal year 2000.

INCOME TAXES

    The Company has incurred operating losses during the period from its incorporation on September 30, 1999 through June 30, 2001. The Company has recorded a valuation allowance for the full amount of net deferred tax assets, since the future realization of the tax benefit is not assured. Prior to September 30, 1999, the Company was a California limited liability company. Therefore, all tax operating losses were used by the members of the limited liability company on their respective corporate tax returns.

LIQUIDITY AND CAPITAL RESOURCES

    In November 1999, the Company completed the initial public offering of its common stock and realized net proceeds from the offering of approximately $78.7 million. Prior to the offering the Company had financed its operations through private sales of common stock, with net proceeds of $1.2 million, and through bank and shareholder loans. As of June 30, 2001, the Company had $58.8 million in cash and short term investments, and $52.3 million in working capital.

    Net cash used in operating activities was $4.6 million and $4.1 million for the six months ended June 30, 2001 and 2000, respectively. The cash used by operating activities for the six months ended June 30, 2001 was primarily attributable to the Company's net loss offset by non-cash operating expenses (such as amortization of deferred stock-based compensation and depreciation) and a decrease in accounts receivable, and an increase in funds due to government clients. The cash used in operating activities for the six months ended June 30, 2000 was primarily attributable to the Company's net loss offset by non-cash operating expenses (such as amortization of deferred stock-based compensation and depreciation) and an increase in accounts payable and accrued expenses.

    Net cash provided from investing activities was $5.5 million and $2.9 million for the six months ended June 30, 2001 and 2000, respectively. In 2001, the Company increased its capital expenditures to continue building its Internet platform to process federal, state and local payments via the Internet. This was offset by the sale of short-term investments. In 2000, the Company increased its IVR equipment purchases to add significant capacity to process the higher volume of federal and state tax payments in April 2000 and future periods. These expenditures were offset by the sale of short-term investments during the six months ended June 30, 2000.

    Net cash provided by financing activities was $421,000 and $1.9 million for the six months ended June 30, 2001 and 2000, respectively. The cash generated in the six months ended June 30, 2001 was primarily related to the exercise of stock options by the Company's employees. The cash generated in the first six months ended June 30, 2000 was primarily related to the exercise of stock options by one of the Company's directors and borrowings against a sale-leaseback agreement for IVR equipment. These cash inflows were offset by the repayment of capital lease obligations.

    The Company believes that its current cash resources will be sufficient to meet its working capital and capital expenditures for the next two years. The Company's capital and liquidity requirements depend on, and may be materially and adversely by, numerous factors, including: consumer utilization of its services, merchant discount fees charged by credit card companies, economic conditions impacting the Company's revenue generation, its resources that the Company devotes to developing, marketing, selling and supporting its services, the resources the Company commits to technological development and infrastructure and the cost of investment in complementary businesses, technologies, or other strategic business transactions.

SEASONALITY AND FLUCTUATION OF QUARTERLY RESULTS

    The Company has generally experienced fiscal quarter over fiscal quarter revenue growth with some seasonal fluctuations, primarily in the second quarter. The fiscal quarter over fiscal quarter revenue growth is due to an increase in the number of government clients and payment services and an increase in utilization rates. The large increase in revenues in the second quarter is due to processing personal federal and state balance-due income tax payments in the month of April. The Company expects that results for the second quarter of future years will continue to be impacted by the April 15 deadline for paying personal federal and state income taxes. In addition, the Company's revenues are also impacted by the timing of federal and state estimated personal income tax payments (which are made quarterly) and local property tax payments (which are made only once or twice per year in many jurisdictions).

    The Company has continued to incur operating expenses, which are not classified as cost of revenues, as a result of increased marketing, technological and other infrastructure costs associated with the growth in the Company's government client base and transaction volume. Such expenses are not expected to increase significantly and may actually decrease in future quarters as the Company realizes efficiencies from its operating infrastructure. However, if the Company is unable to control the growth of such costs in any upcoming quarters or if revenues in any quarter do not increase correspondingly with increases in operating expenses, the Company's results for that quarter would be materially and adversely affected.

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

    The table below represents principal amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio.

                         FY2001     FY2002     FY2003     FY2004     FY2005   Thereafter      Total
                         ------     ------     ------     ------     ------    ---------     ------
Cash                    $ 5,112     $    -     $    -     $    -     $    -    $       -    $ 5,112
Average interest rate     0.11%      0.00%      0.00%      0.00%      0.00%        0.00%

Short-term Investments  $53,653     $    -     $    -     $    -     $    -    $       -    $53,653
Average interest rate     4.15%      0.00%      0.00%      0.00%      0.00%        0.00%
                         ------     ------     ------     ------     ------    ---------     ------
Total cash and
   Investments          $58,765     $    -     $    -     $    -     $    -    $       -    $58,765
                         ======     ======     ======     ======     ======    =========     ======

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

    After deducting the underwriting discounts and commissions and the offering expenses, the estimated net proceeds to the Company from the offering were approximately $78.7 million. The net offering proceeds have been used to make the following payments: approximately $2.0 million for the purchase and installation of computer equipment to expand transaction processing capabilities; approximately $5.4 million to add capacity, new features and additional security and privacy measures to its Web site; approximately $1.5 million for the build-out of the Company's headquarters in Stamford, Connecticut and expansion of its leased office space in San Ramon, California; and approximately $8.1 million for direct marketing and promotional activities. Except for $135,000 and $151,000 paid to Imperial Bank in 2000 and 1999, respectively, for the provision of certain general administrative services, none of these costs or expenses were paid directly or indirectly to any director or officer of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company or an affiliate of the Company. In the future, the Company may use a portion of its net proceeds to acquire or invest in businesses, technologies, products or services (which amount has not been specifically allocated as of the date hereof). Unused proceeds are invested in short-term investments.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The annual meeting of stockholders of the Company was held on May 8, 2001. The following nine nominees were elected as directors of the Company for a one-year term:

                                   Total Vote              Total Vote Withheld
   Nominee                     For Each Nominee              For Each Nominee
   -------                     ----------------            -------------------
Andrew Cohan                       21,113,055                    38,820
Christos M. Cotsakos               21,113,055                    38,820
Thomas R. Evans                    21,113,055                    38,820
George L. Graziadio, Jr.           21,113,055                    38,820
John D. Lewis                      21,113,055                    38,820
Vernon Loucks Jr.                  21,113,055                    38,820
Lee E. Mikles                      21,113,055                    38,820
Bruce S. Nelson                    21,113,055                    38,820
Kenneth Stern                      21,113,055                    38,820

    The stockholders also ratified the selection of the firm KPMG LLP as independent auditors for the fiscal year ending December 31, 2001, with 21,141,079 shares voting in favor, 9,146 shares voting against and 1,650 shares abstaining.

ITEM 5. OTHER INFORMATION

   Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        None

(b)     Reports on Form 8-K

        None


                                 SIGNATURES


    In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                       OFFICIAL PAYMENTS CORPORATION


August 15, 2001                      By:   /s/ Thomas R. Evans
                                     ---------------------------
                                     Thomas R. Evans
                                     Chairman of the Board and Chief Executive
                                     Officer

August 15, 2001                      By:   /s/ Edward J. DiMaria
                                     ---------------------------
                                     Edward J. DiMaria
                                     Chief Financial Officer