Form 10-Q
period 2001-09-30
OFFICIAL PAYMENTS CORP
filed 2001-11-13
CIK 1094998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001


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
                                                    --------------

____________________________________N/A______________________________________
Former name, former address and former fiscal year,if changed since last report



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes  X   No
                                                                   ---  ---


           As of November 7, 2001, 21,981,615 shares of the registrant's common stock were issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                         OFFICIAL PAYMENTS CORPORATION
                                   FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                               TABLE OF CONTENTS



   ITEM                                                                                    PAGE NUMBER
----------                                                                                  ----------

                         PART I: FINANCIAL INFORMATION

Item 1.       Financial Statements............................................                    3

                  Condensed Balance Sheets as of September 30, 2001 and
                  December 31, 2000...........................................                    3

                  Condensed Statements of Operations for the three and nine-month periods
                  ended September 30, 2001 and 2000...........................                    4

                  Condensed Statements of Cash Flows for the nine-
                  month periods ended September 30, 2001 and 2000.............                    5

                  Notes to the Condensed Financial Statements.................                    6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................                    9

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk....................................................                    18

                             PART II:         OTHER INFORMATION

Item 1.       Legal Proceedings..............................................                    18

Item 2.       Changes in Securities and Use of Proceeds......................                    18

Item 3.       Defaults Upon Senior Securities................................                    19

Item 4.       Submission of Matters to a Vote of Security
              Holders........................................................                    19

Item 5.       Other Information..............................................                    19

Item 6.       Exhibits and Reports on Form 8-K...............................                    19

Signatures...................................................................                    20






                                    PART I
                             FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                         OFFICIAL PAYMENTS CORPORATION
                           CONDENSED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                          September 30,    December 31,
                                                                               2001            2000
                                                                          -------------    ------------
                                                                           (Unaudited)

ASSETS
Current assets:
  Cash .............................................                       $   2,553        $   3,783
  Short-term investments............................                          49,413           62,115
  Accounts receivable, net..........................                           2,599            2,210
  Prepaid expenses and other current assets.........                             262              600
                                                                            --------         --------
   Total current assets.............................                          54,827           68,708
Property and equipment, net.........................                           9,049            7,511
Other assets........................................                              44               44
                                                                            --------         --------
    Total assets....................................                       $  63,920        $  76,263
                                                                            ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses.............                       $   5,893        $   6,561
  Deferred revenues.................................                             149               65
  Current portion of capital lease obligations......                             555              580
                                                                            --------         --------
    Total current liabilities.......................                           6,597            7,206
Long-term portion of capital lease obligations......                             285              604
                                                                            --------         --------
    Total liabilities...............................                           6,882            7,810
                                                                            --------         --------

Stockholders' equity:
  Common stock, $.01 par value; 150,000,000 shares authorized; 21,981,615 and
    21,505,770 shares issued and outstanding as of September 30, 2001 and
    December 31, 2000, respectively.................                             220              215
  Additional paid-in capital........................                         130,127          129,473
  Deferred stock-based compensation.................                               -          (19,803)
  Accumulated deficit...............................                         (73,309)         (41,432)
                                                                            --------         --------
          Stockholders' equity......................                          57,038           68,453
                                                                            --------         --------
      Total liabilities and stockholders' equity....                       $  63,920        $  76,263
                                                                            ========         ========


      See accompanying notes to unaudited condensed financial statements.






                         OFFICIAL PAYMENTS CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                      Three Months Ended September 30,     Nine Months Ended September 30,
                                      ---------------------------          ---------------------------
                                          2001              2000              2001               2000
                                         --------         --------          --------            --------

Net revenues.....................  $      3,878       $    3,414          $ 27,164            $ 22,953

Cost and expenses:
  Cost of revenues...............         3,106            2,683            23,128              18,445
  Sales and marketing ...........         1,052            1,343             5,934               8,144
  Development costs..............         1,100              705             3,196               1,709
  General and administrative ....         2,323            2,547             6,850               7,632
  Depreciation...................           947              410             2,308               1,029
  Amortization of deferred
    stock-based compensation.....             -            2,970            19,803               9,154
  Severance and other related
    charges......................             -                -                 -               4,140
                                       --------         --------          --------            --------
  Total cost and expenses........         8,528           10,658            61,219              50,253
                                       --------         --------          --------            --------

Loss from operations.............        (4,650)          (7,244)          (34,055)            (27,300)
Other income, net................           519            1,168             2,179               3,347
                                       --------         --------          --------            --------
Net loss.........................       $(4,131)        $ (6,076)         $(31,876)           $(23,953)
                                       ========         ========          ========            ========
Basic and diluted net loss per-
   share......................... $      (0.19)      $    (0.28)      $     (1.45)       $      (1.12)
                                       ========         ========          ========            ========
Weighted average shares used in
   computing basic and diluted
   net loss per share............        21,982           21,495            21,936              21,392
                                       ========         ========          ========            ========

       See accompanying notes to unaudited condensed financial statements.



                         OFFICIAL PAYMENTS CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)



                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                              2001             2000
                                                                            --------         --------
Cash flows used in operating activities:
  Net loss.............................................                    $ (31,876)       $ (23,953)
     from operating activities:
       Depreciation....................................                        2,308            1,029
       Amortization of deferred stock-based
          compensation.................................                       19,803           12,770
  Changes in operating assets and liabilities
       Accounts receivable, net........................                         (389)              44
       Prepaid expenses and other assets...............                          338              151
       Accounts payable and accrued expenses...........                         (668)           3,539
       Deferred revenues...............................                           84               45
                                                                            --------         --------
Net cash used in operating activities..................                      (10,400)          (6,375)
                                                                            --------         --------
Cash flows from investing activities:
  Proceeds from sale of short-term investments, net ...                       12,702            8,544
  Capital expenditures.................................                       (3,846)          (4,970)
                                                                            --------         --------
Net cash provided by investing activities..............                        8,856            3,574
                                                                            --------         --------
Cash flows from financing activities:
  Proceeds from exercise of stock options, net.........                          658            1,202
  Borrowings on sale-leaseback agreement...............                            -              968
  Repayment of notes payable and capital leases........                         (344)            (300)
                                                                            --------         --------
         Net cash provided by financing activities.....                          314            1,870
                                                                            --------         --------
Net decrease in cash...................................                       (1,230)            (931)
Cash at the beginning of the period....................                        3,783            1,643
                                                                            --------         --------
Cash at the end of the period..........................                    $   2,553         $    712
                                                                            ========         ========
Supplemental disclosure of cash flow information:
Cash paid for interest.................................                    $      89         $    278
                                                                            ========         ========
Assets acquired through capital leases.................                    $       -         $    998
                                                                            ========         ========
Cash paid for taxes....................................                    $     137         $     37
                                                                            ========         ========

       See accompanying notes to unaudited condensed financial statements.



                         OFFICIAL PAYMENTS CORPORATION
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Official Payments Corporation (the "Company") is a leading provider of electronic payment options to government entities, enabling consumers to use their credit cards and "pin-less" debit cards to pay, by the Internet or the telephone, personal federal and state income taxes, sales and use taxes, property taxes, tuition payments, motor vehicle fees, fines for traffic violations and parking citations and other government-imposed taxes and fees. The Company commenced operations on September 26, 1996, initially offering its credit card payment services for the payment of fines for traffic violations and parking citations and property taxes. In 1998, the Company signed a contract with the Internal Revenue Service ("IRS") and in 1999 began providing its services for the balance-due payment of personal federal incomes taxes. In 2000, the Company extended its contract with the IRS, adding two additional payment services, extension and estimated personal federal income taxes. For the 2001 tax filing season, the IRS further extended its contract with the Company, authorizing the Company to add an Internet payment option to its existing automated interactive voice response telephone ("IVR") payment option for balance-due, extension, and estimated personal federal income taxes. On August 1, 2001, the Company announced that the IRS further expanded the scope of its agreement with the Company to include two additional credit card payment categories: current-year delinquent tax payments and installment tax payments. Commencing on May 1, 2002, individual taxpayers who receive delinquent balance-due return payment notices from the IRS for taxes owed for tax year 2001 will have the option of using the Company's services to make such payments. In addition, beginning January 2002, individual taxpayers who have installment agreements with the IRS for tax years 1998 though 2001 will be able to use the Company's services to make their installment payments by credit card. Comerica Incorporated, a financial holding company, was the beneficial owner of approximately 55% of the outstanding common stock of the Company as of November 7, 2001.

BASIS OF PRESENTATION

   The accompanying condensed financial statements as of September 30, 2001 and the three and nine months ended September 30, 2001 and 2000, are unaudited. The condensed balance sheet at December 31, 2000 has been derived from audited financial statements at that date. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 and for the nine months ended September 30, 2001 and 2000. These adjustments are of a normal, recurring nature. These condensed financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The results for the three and nine months ended September 30, 2001 are not necessarily indicative of the expected results for the year ending December 31, 2001. Certain prior period balances have been reclassified to conform to the current period presentation.

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

SHORT-TERM INVESTMENTS

     As of September 30, 2001, the Company had short-term investments of $49.4 million. The Company classifies its short-term investments as "available-for-sale." Financial instruments classified as short-term investments include government securities and commercial paper (with a Standard and Poor's rating of A-1 or better), with maturity dates of generally less than twelve months. Such short-term investments are recorded at fair value based on quoted market prices, with unrealized gains and losses, which are de minimus for all periods presented, recorded (net of tax) as a separate component of stockholders' equity.

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

     In the first quarter of 2001, the Company fully amortized the $19.8 million deferred stock-based compensation for employee stock options and restricted shares of common stock that became fully vested, pursuant to the terms of the Company's stock incentive plans, as a result of Comerica Incorporated's acquisition of Imperial Bancorp, the parent of the Company's majority controlling stockholder, which constituted a change of control of the Company. Prior to the Comerica/Imperial transaction, the Company expected to amortize the deferred stock-based compensation charge quarterly through the second quarter of 2002.

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

ADVERTISING EXPENSE

     The cost of advertising is expensed as incurred. Such costs are included in sales and marketing expense on the condensed statement of operations and totaled approximately $21,000 and $91,000 for the three months ended September 30, 2001 and 2000 and $2.5 million and $4.9 million for the nine months ended September 30, 2001 and 2000, respectively.

     During the year 2000, the Company entered into cooperative advertising agreements with two of its credit card partners, where such credit card companies contributed an aggregate of $515,000 to the Company for use in the Company's 2001 advertising campaign. The Company considered these funds to be a reimbursement of costs incurred and netted the proceeds against sales and marketing expenses as incurred during the second quarter of 2001.


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

    Net loss per share does not include the effect of approximately 4,147,111 and 5,059,423 options to purchase common stock with a weighted average exercise price of $1.33 and $1.72 per share for the three months ended September 30, 2001 and 2000, respectively, and approximately 4,463,778 and 6,457,779 options to purchase common stock with a weighted average exercise price of $1.54 and $4.57 per share for the nine months ended September 30, 2001 and 2000, respectively, because the effects are anti-dilutive.


Note 3. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following (in thousands):


                                                                       September 30,        December 31,
                                                                            2001               2000
                                                                          --------           --------
Computer equipment.....................................                  $   6,731          $   6,242
Technological development..............................                      6,085              2,757
Furniture and fixtures.................................                        803                747
                                                                          --------           --------
                                                                            13,619              9,746
Less: accumulated depreciation.........................                      4,570              2,235
                                                                          --------           --------
                                                                         $   9,049          $   7,511
                                                                          ========           ========


     The Company has adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs for the development of internally used software be capitalized, including costs of coding, software configuration, upgrades and enhancements. The estimated useful life is three years for computer equipment and technological development; and five years for furniture and fixture and IVR systems. As of September 30, 2001 and December 31, 2000, the Company capitalized approximately $6.1 million and $2.8 million, respectively, of its internally developed web site.

     Certain computer equipment, software and office equipment are recorded under capital leases that aggregated $1,588,000 as of September 30, 2001 and 2000. Accumulated depreciation on the assets recorded under capital leases aggregated $889,000 and $388,000 as of September 30, 2001 and 2000, respectively. Depreciation expense was $2.3 million and $1.0 million for the nine months ended September 30, 2001 and 2000, respectively, which included depreciation expense for assets under capital leases of $376,000 and $326,000 for the nine months ended September 30, 2001 and 2000, respectively.


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

                                       Three Months Ended September 30,      Nine Months Ended September 30,
                                       -------------------------------       -------------------------------
                                           2001             2000                2001                2000
                                         --------         --------            --------          --------

Sales and marketing...........           $      -         $    318            $  1,872          $    833
Development costs.............                  -               38                  53                48
General and administrative....                  -            2,614              17,878             8,273
                                         --------         --------            --------          --------
                                         $      -         $  2,970            $ 19,803          $  9,154
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



Note 5. OTHER INCOME (EXPENSE), NET


    Other income (expense), net, consists of the following (in thousands):

                                       Three Months Ended September 30,        Nine Months Ended September 30,
                                       -------------------------------         -------------------------------
                                        2001                2000                  2001              2000
                                       --------           --------            --------          --------
Interest income..............          $    541           $  1,200            $  2,282          $  3,615
Interest expense.............               (26)               (42)                (89)             (283)
Other income (expenses), net.                 4                 10                 (14)               15
                                       --------           --------            --------          --------
                                       $    519           $  1,168            $  2,179          $  3,347
                                       ========           ========            ========          ========

Note 6. CONCENTRATION OF REVENUES

     For the three and nine months ended September 30, 2001, convenience fees from tax payments to the IRS accounted for approximately 45% and 70% of the Company's total revenues, respectively, compared to approximately 53% and 76% for the three and nine months ended September 30, 2000, respectively. The Company's current agreement with the IRS (which expires in January 2003) authorizes the Company to collect credit card payments for balance due, estimated and extension taxes and, beginning in 2002, current-year delinquent tax and installment tax payments.

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

                                       Three Months Ended September 30,      Nine Months Ended September 30,
                                       --------------------------------      -------------------------------
                                           2001               2000              2001             2000
                                         --------            --------         --------          --------

Revenues by product:
    Federal...............                $ 1,748             $ 1,831         $ 18,984          $ 17,416
    State.................                    598                 401            3,465             2,003
    Local.................                  1,532               1,182            4,715             3,534
                                         --------            --------         --------          --------
  Total revenues..........                $ 3,878             $ 3,414         $ 27,164          $ 22,953
                                         ========            ========         ========          ========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. Such statements are based upon the current economic environment and current expectations that involve risks and uncertainties, including, but not limited to statements regarding the Company's competitive position, expected operating and financial performance, business model and expected growth of electronic payments to government entities. All forward-looking statements included in this report are based upon information available to the Company as of the date hereof. You are cautioned that these statements are not guarantees of future performance. The Company's actual results and the timing of certain events may differ significantly from those anticipated in, or caused by, any forward-looking statements as a result of certain risks and uncertainties, including, without limitation, general economic and business conditions, major systems failures, constraints in capacity, rapid technological changes, ability to retain existing government contracts and enter into new government contracts, competitive nature of the market in which the Company competes, pricing pressures, changes in laws and regulations (including changes in the ability or predisposition of government entities to accept directly payments by credit card), the continued development of the Company's products, and the lack of widespread market acceptance of the Company's products. A more complete description of these and other risks and uncertainties associated with the Company's business can be found in the Company's filings with the United States Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Form 10-K"). The Company does not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.


Overview


     The Company is a leading provider of electronic payment options to government entities, enabling consumers to use their credit cards and "pin-less" debit cards to pay, by the Internet or the telephone, personal federal and state income taxes, sales and use taxes, property taxes, tuition payments, motor vehicles fees, fines for traffic violations and parking citations and other government-imposed taxes and fees. As of September 30, 2001, the Company offered approximately 1,662 services to approximately 991 government entities, including the IRS for whom the Company accepted via the Internet and telephone balance-due and estimated tax payments for the 2000 tax year, as well as estimated payments for the 2001 tax year.

     The Company's most recent contract with the IRS had an initial one-year term, with the IRS having the option to renew the contract for one additional year (i.e., through January 2003). The IRS exercised this renewal option in March 2001. On August 1, 2001, the Company announced that the IRS further expanded the scope of its agreement with the Company to include two additional credit card payment categories: current-year delinquent tax payments and installment tax payments. In the three and nine months ended September 30, 2001, convenience fees from tax payments to the IRS accounted for approximately 45% and 70% of the Company's total revenues. If the IRS does not continue to select the Company's services in subsequent years, the business, operating results and financial condition of the Company would be materially and adversely affected.

     As of September 30, 2001, the Company was providing its payment services to the District of Columbia, as well as the states of Alabama, California, Connecticut, Illinois, Iowa, Kansas, Maryland, Minnesota, Mississippi, New Jersey, New York, Ohio, Oklahoma, Virginia, Washington and Wisconsin. In addition, as of September 30, 2001, the Company had entered into agreements to provide its services for the following states: Arkansas and West Virginia. Also, in late October 2001, the Company signed an agreement with the Indiana Department of Revenue to provide its services through the IVR for the collection of individual income tax and past due tax payments.

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

     Other operating expenses include sales and marketing expenses, development costs, general and administrative expenses, depreciation expenses, amortization of deferred stock-based compensation, and severance and other related charges. The largest component of these expenses, amortization of deferred stock-based compensation, amounted to approximately $19.8 million for the nine months ending September 30, 2001. In January 2001, the company completely amortized the deferred stock-based compensation for employee stock options that became fully vested as a result of Comerica Incorporated's acquisition of Imperial Bancorp, the parent of the Company's majority controlling stockholder, which constituted a change of control of the Company.

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

     As of September 30, 2001, the Company had an accumulated deficit of approximately $73.3 million.

RECENT EVENTS

     In October 2001, the Company signed an agreement with the Indiana Department of Revenue to provide its services through the IVR for the collection of individual income tax and past due tax payments.

NEW ACCOUNTING PRONOUNCEMENTS

     On January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires all derivatives to be recorded on the balance sheet at fair value. The Company's adoption of this Statement did not have any effect on its financial position or results of operations.

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (FAS 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. FAS 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill.

     Upon adoption of FAS 142, amortization of existing goodwill would cease and the remaining book value would be tested for impairment at least annually at the reporting unit level using a new two-step impairment test. Amortization of goodwill recorded on equity investments would also cease, but this embedded goodwill will continue to be tested for impairment under current accounting rules for equity investments. In addition, the Company would have adjustments to the equity in net income of affiliates line item to reflect the impact of adopting these new Statements on the operations of equity investments. The Company will adopt both Statements on January 1, 2002 and the Company does not have any goodwill as of September 30, 2001. The Company does not expect the adoption of these Statements to have a material effect on its financial position or results of operations.

     In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This Statement establishes a single accounting model, based on the framework established in FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include more disposed transactions. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently calculating the impact of FAS 144.

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


STATEMENT OF OPERATIONS DATA:

                                          THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                                          -------------------------------      -------------------------------
                                             2001             2000              2001             2000
                                            -------           -------          -------         -------
Net revenues...................               100%             100%              100%             100%

Cost and expenses:
  Cost of revenues.............                80               78                85               80
  Sales and marketing..........                27               39                22               36
  Development costs............                28               21                12                7
  General and administrative...                60               75                25               33
  Depreciation.................                25               12                 8                5
  Amortization of deferred
     stock-based compensation..                 -               87                73               40
  Severance and other related
     charges...................                 -                -                 -               18
                                            -------           -------          -------           -------
     Total costs and expenses..               220              312               225              219
                                            -------           -------          -------           -------
Loss from operations...........              (120)            (212)             (125)            (119)
Other income, net..............                13               34                 8               15
                                            -------           -------          -------           -------
Net loss.......................              (107)%           (178)%            (117)%           (104)%
                                            =======           =======          =======           =======



COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES

     Total Net Revenues. Total net revenues increased $464,000 to $3.9 million for the three months ended September 30, 2001 from $3.4 million for the three months ended September 30, 2000, an increase of 14%. This increase is primarily attributable to two factors. First, compared to the year prior period, the Company processed an increased amount of state income and sales and use tax payments and local payments, such as property taxes. Second, additional state and local clients and services added by the Company between September 30, 2000 and September 30, 2001, resulted in increased revenues from the processing of additional state and local taxes. These two factors were partially offset by a decrease in the average convenience fee rate charged for federal and state income and sales and use taxes compared to the year prior period.

     Federal Transaction Fees. Federal transaction revenues consist of fees earned in connection with processing payments related to personal federal balance-due, extension and estimated income taxes. Federal transaction fees decreased $83,000 to $1.7 million for the three months ended September 30, 2001 from $1.8 million for the three months ended September 30, 2000, a decrease of 5%. The decrease in revenues is primarily attributable to a decrease of 10% in the average convenience fee rate charged from 2.77% of the dollar amount processed for the three months ended September 30, 2000 to 2.48% for the three months ended September 30, 2001, even though the total number of payments processed increased 7% over the prior year period. For the three months ended September 30, 2001, the Company processed approximately 20,000 transactions totaling $70.5 million, compared to approximately 18,000 transactions totaling $66.0 million for the three months ended September 30, 2000. Federal transaction fees represented 45% of total revenues for the three months ended September 30, 2001 compared to 53% of total revenues for the three months ended September 30, 2000.

     State Transaction Fees. Revenues from processing state payments are primarily related to state income tax payments for balance-due, extension, and estimated personal income taxes and sales and use tax payments to the District of Columbia and the states of Alabama, California, Connecticut, Illinois, Iowa, Kansas, Maryland, Minnesota, Mississippi, New Jersey, New York, Ohio, Oklahoma, Virginia, Washington and Wisconsin. State transaction fees increased $197,000 to $598,000 for the three months ended September 30, 2001 from $401,000 for the three months ended September 30, 2000, an increase of 49%. For the three months ended September 30, 2001, the Company processed approximately 21,000 transactions totaling $23.0 million, compared to approximately 10,000 transactions totaling $12.7 million for the three months ended September 30, 2000. The increase in revenues is primarily related to growth in existing government client collections, additional state contracts, and additional payment services provided to existing state clients. The Company processed income tax payments for 16 states (and the District of Columbia) during the three months ended September 30, 2001, as compared to seven states (and the District of Columbia) during the three months ended September 30, 2000. On average, during the three months ended September 30, 2001, the Company charged consumers a convenience fee equal to 2.60% of the dollar amount of the payment for processing state income and sales and use taxes, as compared to a 3.15% convenience fee in the three months ended September 30, 2000, a decrease of 17%. State transaction fees represented 15% of total revenues for the three months ended September 30, 2001 compared to 12% of total revenues for the three months ended September 30, 2000.

     Local Transaction Fees. Revenues from processing local payments consist of property taxes, traffic violations, parking citations, fax filing, utility payments, and other miscellaneous payments. Local transaction fees increased $227,000 to $1.4 million for the three months ended September 30, 2001 from $1.1 million for the three months ended September 30, 2000, an increase of 21%. For the three months ended September 30, 2001, the Company processed approximately 160,000 transactions totaling $36.5 million, compared to approximately 136,000 transactions totaling $34.1 million for the three months ended September 30, 2000. Revenues from processing property tax payments increased $85,000 to $642,000 for the three months ended September 30, 2001 from $557,000 for the three months ended September 30, 2000, an increase of 15%. Revenues from processing fines for traffic violations increased $51,000 to $414,000 for the three months ended September 30, 2001 from $363,000 for the three months ended September 30, 2000, an increase of 14%. Revenues from processing fines for parking citations increased $12,000 to $123,000 for the three months ended September 30, 2001 from $111,000 for the three months ended September 30, 2000, an increase of 11%. Revenues from other transaction fees increased $79,000 to $199,000 for the three months ended September 30, 2001 from $120,000 for the three months ended September 30, 2000, an increase of 66%. Additional property tax, moving violation, and parking citation clients and growth in existing government client collections contributed to the increase in local transaction fees. Local transaction fees represented 40% of total revenues for the three months ended September 30, 2001 compared to 35% of total revenues for the three months ended September 30, 2000.

COST AND EXPENSES

     Cost of Revenues. Cost of revenues increased $423,000 to $3.1 million for the three months ended September 30, 2001 from $2.7 million for the three months ended September 30, 2000, an increase of 16%. The largest component of cost of revenues, merchant discount fees, increased $436,000 to $2.8 million for the three months ended September 30, 2001 from $2.3 million for the three months ended September 30, 2000, an increase of 19%. The cost of Internet and telecommunication charges for the Company's Internet and IVR systems decreased $59,000 to $234,000 for the three months ended September 30, 2001 from $293,000 for the three months ended September 30, 2000, a decrease of 20%. The decrease is primarily attributable to lower rates negotiated with one of the Company's telecommunications carriers and a higher percentage of transactions processed through the Company's Internet platform, which involves a lower cost per transaction than the IVR. Other cost of transaction fees decreased $2,000 to $38,000 for the three months ended September 30, 2001 from $40,000 for the three months ended September 30, 2000. Cost of revenues was 80% of total revenues for the three months ended September 30, 2001, compared to 78% for the three months ended September 30, 2000.

     Sales and Marketing. Sales and marketing expenses decreased $291,000 to $1.0 million for the three months ended September 30, 2001 from $1.3 million for the three months ended September 30, 2000. This decrease was primarily a result of decreases in both sales commissions and advertising expenses. Sales and marketing expenses represented 27% of total revenues for the three months ended September 30, 2001 compared to 39% for the three months ended September 30, 2000.

     Development Costs. Development costs increased $395,000 to $1.1 million for the three months ended September 30, 2001 from $705,000 for the three months ended September 30, 2000. The increase is primarily attributable to the increase in engineering personnel and related salary costs. Development costs represented 28% of total revenues for the three months ended September 30, 2001 compared to 21% for the three months ended September 30, 2000.

     General and Administrative. General and administrative expenses decreased $224,000 to $2.3 million for the three months ended September 30, 2001 from $2.5 million for the three months ended September 30, 2000. General and administrative expenses represented 60% of total revenues for the three months ended September 30, 2001 compared to 75% for the three months ended September 30, 2000.

     Depreciation. Depreciation and amortization increased $537,000 to $947,000 for the three months ended September 30, 2001 from $410,000 for the three months ended September 30, 2000. The increase is primarily related to the purchase of computer equipment and software and development expenses related to adding functionality to the Company's Web site and IVR platform. Depreciation and amortization represented 25% of total revenues for the three months ended September 30, 2001 compared to 12% for the three months ended September 30, 2000.

     Amortization of deferred stock-based compensation. The Company did not have any amortization of deferred stock-based compensation during the quarter ended September 30, 2001 compared to $3.0 million for the three months ended September 30, 2000. The Company fully amortized the remaining $19.8 million of deferred stock-based compensation in January 2001, when employee stock options (for which the original expense charge had been taken) became fully vested as a result of Comerica Incorporated's acquisition of Imperial Bancorp, the parent of the Company's majority controlling stockholder (thereby effectuating a change in control of the Company). Prior to the Comerica/Imperial transaction, the Company expected to amortize the deferred stock-based compensation quarterly through the second quarter of 2002. Amortization of deferred stock-based compensation represented 87% of total revenues for the three months ended September 30, 2000.

OTHER INCOME, NET

     Other income, net, consists of interest income, interest expense and other non-operating expenses. Other income, net, decreased by $649,000 to $519,000 for the three months ended September 30, 2001 compared to $1.2 million in other income, net for the three months ended September 30, 2000. This decrease is directly related to lower interest income resulting from lower average cash balances and lower average interest rate earned during the recent period, as compared to the third quarter of fiscal year 2000.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

REVENUES

     Total Net Revenues. Total net revenues increased $4.2 million to $27.2 million for the nine months ended September 30, 2001 from $23.0 million for the nine months ended September 30, 2000, an increase of 18%. This increase is primarily attributable to two factors. First, compared to the year prior period, the Company processed an increased amount of federal balance-due, extension and estimated income tax payments and state income and sales and use tax payments. Second, additional state and local clients and services added by the Company between September 30, 2000 and September 30, 2001, resulted in increased revenues from the processing of additional state and local taxes. These two factors were partially offset by a decrease in the average convenience fee rate charged for federal and state income and sales and use taxes compared to the year prior period.

     Federal Transaction Fees. Federal transaction revenues consist of fees earned in connection with processing payments related to personal federal balance-due, extension and estimated income taxes. Federal transaction fees increased $1.6 million to $19.0 million for the nine months ended September 30, 2001 from $17.4 million for the nine months ended September 30, 2000, an increase of 9%. The increase in revenues is primarily attributable to the growth in payments processed of 21% over the prior year period. This was largely offset by a decrease of 10.0% in the average convenience fee rate charged from 2.76% of the dollar amount processed for the nine months ended September 30, 2000 to 2.49% for the nine months ended September 30, 2001. For the nine months ended September 30, 2001, the Company processed approximately 218,000 transactions totaling $762.8 million, compared to approximately 193,000 transactions totaling $630.2 million for the nine months ended September 30, 2000. Federal transaction fees represented 70% of total revenues for the nine months ended September 30, 2001 compared to 76% of total revenues for the nine months ended September 30, 2000.

     State Transaction Fees. Revenues from processing state payments are primarily related to state income tax payments for balance-due, extension, and estimated personal income taxes and sales and use tax payments to the District of Columbia and the states of Alabama, California, Connecticut, Illinois, Iowa, Kansas, Maryland, Minnesota, Mississippi, New Jersey, New York, Ohio, Oklahoma, Virginia, Washington, and Wisconsin. State transaction fees increased $1.5 million to $3.5 million for the nine months ended September 30, 2001 from $2.0 million for the nine months ended September 30, 2000, an increase of 73%. For the nine months ended September 30, 2001, the Company processed approximately 120,000 transactions totaling $135.9 million, compared to approximately 55,000 transactions totaling $68.3 million for the nine months ended September 30, 2000. The increase in revenues is primarily related to growth in existing government client collections, additional state contracts, and additional payment services and options provided to existing state clients. The Company processed income tax payments for 16 states (and the District of Columbia) during the nine months ended September 30, 2001, as compared to seven states (and the District of Columbia) during the nine months ended September 30, 2000. On average, during the nine months ended September 30, 2001, the Company charged consumers a convenience fee equal to 2.55% of the dollar amount of the payment for processing state income and sales and use taxes, as compared to a 2.93% convenience fee in the nine months ended September 30, 2000, a decrease of 13%. State transaction fees represented 13% of total revenues for the nine months ended September 30, 2001 compared to 9% of total revenues for the nine months ended September 30, 2000.

     Local Transaction Fees. Revenues from processing local payments consist of property taxes, traffic violations, parking citations, fax filing, utility payments, and other miscellaneous payments. Local transaction fees increased $1.1 million to $4.4 million for the nine months ended September 30, 2001 from $3.3 million for the nine months ended September 30, 2000, an increase of 33%. For the nine months ended September 30, 2001, the Company processed approximately 490,000 transactions totaling $138.5 million, compared to approximately 375,000 transactions totaling $104.3 million for the nine months ended September 30, 2000. Revenues from processing property tax payments increased $675,000 to $2.2 million for the nine months ended September 30, 2001 from $1.6 million for the nine months ended September 30, 2000, an increase of 43%. Revenues from processing fines for traffic violations increased $124,000 to $1.2 million for the nine months ended September 30, 2001 from $1.0 million for the nine months ended September 30, 2000, an increase of 12%. Revenues from processing fines for parking citations increased $77,000 to $395,000 for the nine months ended September 30, 2001 from $318,000 for the nine months ended September 30, 2000, an increase of 24%. Revenues from other transaction fees increased $293,000 to $648,000 for the nine months ended September 30, 2001 from $355,000 for the nine months ended September 30, 2000, an increase of 83%. Additional property tax, moving violation, and parking citation clients and growth in existing government client collections contributed to the increase in local transaction fees. Local transaction fees represented 17% of total revenues for the nine months ended September 30, 2001 compared to 15% of total revenues for the nine months ended September 30, 2000.

COST AND EXPENSES

     Cost of Revenues. Cost of revenues increased $4.7 million to $23.1 million for the nine months ended September 30, 2001 from $18.4 million for the nine months ended September 30, 2000, an increase of 25%. The largest component of cost of revenues, merchant discount fees, increased $5.2 million to $22.1 million for the nine months ended September 30, 2001 from $16.9 million for the nine months ended September 30, 2000, an increase of 30%. The cost of Internet and telecommunication charges for the Company's Internet and IVR systems decreased $382,000 to $824,000 for the nine months ended September 30, 2001 from $1.2 million for the nine months ended September 30, 2000, a decrease of 32%. The decrease is primarily attributable to lower rates negotiated with one of the Company's telecommunications carriers, one time installation charges that were incurred in February 2000, and a higher percentage of transactions processed through the Company's Internet platform, which involves a lower cost per transaction than the IVR. Other cost of transaction fees decreased $53,000 to $160,000 for the nine months ended September 30, 2001 from $213,000 for the nine months ended September 30, 2000. Cost of revenues was 85% of total revenues for the nine months ended September 30, 2001, compared to 80% for the nine months ended September 30, 2000.

     Sales and Marketing. Sales and marketing expenses decreased $2.2 million to $5.9 million for the nine months ended September 30, 2001 from $8.1 million for the nine months ended September 30, 2000. This decrease was primarily a result of a decrease in advertising expense of $2.4 million from $4.9 million for the nine months ended September 30, 2000 to $2.5 million for the nine months ended September 30, 2001. A portion of this decrease is due to the cooperative advertising agreement the Company entered into with its credit card partners for an aggregate amount of $515,000. In addition, sales commissions expense decreased compared to the same period in 2000. Sales and marketing expenses represented 22% of total revenues for the nine months ended September 30, 2001 compared to 36% for the nine months ended September 30, 2000.

     Development Costs. Development costs increased $1.5 million to $3.2 million for the nine months ended September 30, 2001 from $1.7 million for the nine months ended September 30, 2000. The increase is primarily attributable to the increase in engineering personnel and related salary costs. Development costs represented 12% of total revenues for the nine months ended September 30, 2001 compared to 7% for the nine months ended September 30, 2000.

     General and Administrative. General and administrative expenses decreased $782,000 to $6.9 million for the nine months ended September 30, 2001 from $7.6 million for the nine months ended September 30, 2000. General and administrative expenses represented 25% of total revenues for the nine months ended September 30, 2001 compared to 33% for the nine months ended September 30, 2000.

     Depreciation. Depreciation and amortization increased $1.3 million to $2.3 million for the nine months ended September 30, 2001 from $1.0 million for the nine months ended September 30, 2000. The increase is primarily related to the purchase of computer equipment and software and development expenses in connection to adding functionality to the Company's Web site and IVR platform. Depreciation and amortization represented 8% of total revenues for the nine months ended September 30, 2001 compared to 5% for the nine months ended September 30, 2000.

     Amortization of deferred stock-based compensation. Amortization of deferred stock-based compensation increased $10.6 million to $19.8 million for the nine months ended September 30, 2001 from $9.2 million for the nine months ended September 30, 2000. The increase is primarily caused by the full amortization of the $19.8 million deferred stock-based compensation for employee stock options (for which the original expense charge had been taken) that became fully vested as a result of Comerica Incorporated's acquisition of Imperial Bancorp, the parent of the Company's majority controlling stockholder (thereby effectuating a change in control of the Company). Prior to the Comerica/Imperial transaction, the Company expected to amortize the deferred stock-based compensation charge quarterly through the second quarter of 2002. Amortization of deferred stock-based compensation represented 73% of total revenues for the nine months ended September 30, 2001 compared to 40% for the nine months ended September 30, 2000.

     Severance and other related charges. The Company did not have any severance and other related charges during the nine months ended September 30, 2001 compared to $4.1 million for the nine months ended September 30, 2000. The severance and other related charges during the first half of 2000 related to the departure of the Company's former Chief Financial Officer.

OTHER INCOME, NET

     Other income, net, consists of interest income, interest expense and other non-operating expenses. Other income, net, decreased by $1.1 million to $2.2 million for the nine months ended September 30, 2001 compared to $3.3 million in other income, net for the three months ended September 30, 2000. This decrease is directly related to lower interest income resulting from lower average cash balances and lower average interest rate earned during the recent period, as compared to the first three quarters of fiscal year 2000.

INCOME TAXES

   The Company has incurred operating losses during the period from its incorporation on September 30, 1999 through September 30, 2001. The Company has recorded a valuation allowance for the full amount of net deferred tax assets, since the future realization of the tax benefit is not assured. Prior to September 30, 1999, the Company was a California limited liability company. Therefore, all tax operating losses were used by the members of the limited liability company on their respective corporate tax returns.

LIQUIDITY AND CAPITAL RESOURCES

   In November 1999, the Company completed the initial public offering of its common stock and realized net proceeds from the offering of approximately $78.7 million. Prior to the offering the Company had financed its operations through private sales of common stock, with net proceeds of $1.2 million, and through bank and shareholder loans. As of September 30, 2001, the Company had $52.0 million in cash and short term investments, and $48.2 million in working capital.

   Net cash used in operating activities was $10.4 million and $6.4 million for the nine months ended September 30, 2001 and 2000, respectively. The cash used by operating activities for the nine months ended September 30, 2001 was primarily attributable to the Company's net loss offset by non-cash operating expenses (such as amortization of deferred stock-based compensation and depreciation), an increase in accounts receivable, and a decrease in accounts payable and accrued expenses. The cash used in operating activities for the nine months ended September 30, 2000 was primarily attributable to the Company's net loss offset by non-cash operating expenses (such as amortization of deferred stock-based compensation and depreciation) and an increase in accounts payable and accrued expenses.

   Net cash provided by investing activities was $8.9 million and $3.6 million for the nine months ended September 30, 2001 and 2000, respectively. In 2001, the Company increased its capital expenditures to continue building its Internet platform to process federal, state and local payments via the Internet. This was offset by the sale of short-term investments. In 2000, the Company increased its IVR equipment purchases to add significant capacity to process the higher volume of federal and state tax payments in April 2000 and future periods. These expenditures were offset by the sale of short-term investments during the nine months ended September 30, 2000.

   Net cash provided by financing activities was $314,000 and $1.9 million for the nine months ended September 30, 2001 and 2000, respectively. The cash generated in the nine months ended September 30, 2001 was primarily related to the exercise of stock options by the Company's former and current employees. The cash generated in the first nine months ended September 30, 2000 was primarily related to the exercise of stock options by one of the Company's directors and borrowings against a sale-leaseback agreement for IVR equipment. These cash inflows were offset by the repayment of capital lease obligations.

     The Company believes that its current cash resources will be sufficient to meet its working capital and capital expenditures for the next twelve months. The Company has continued to incur operating expenses, which are not classified as cost of revenues, as a result of increased marketing, technological and other infrastructure costs associated with the growth in the Company's government client base and transaction volume. Given the Company's current product offerings and growth in government clients and services consistent with past performance, such expenses are not expected to increase significantly and may actually decrease in future quarters as the Company realizes efficiencies from its operating infrastructure. However, if the Company is unable to control the growth of such costs in any upcoming quarters or if revenues in any quarter do not increase correspondingly with increases in operating expenses, the Company's results for that quarter would be materially and adversely affected. The Company is currently evaluating the possibility of certain changes in its technological platform which management believes, in the long-term, could materially reduce fixed operating expenses and its use of cash, as well as improve efficiencies in the Company's data management, client reporting and settlement operations. As part of this evaluation, the Company is also examining other potential long-term opportunities to reduce its internal operating costs and use of cash.

     The Company's capital and liquidity requirements depend on, and may be materially and adversely by numerous factors, including: consumer utilization of its services (which may be affected by general changes in overall consumer spending and general economic conditions), merchant discount fees charged by credit card companies, economic conditions impacting the Company's revenue generation, the resources that the Company devotes to developing, marketing, selling and supporting its services, the resources the Company commits to technological development and infrastructure and the cost of investment in complementary businesses, technologies, or other strategic business transactions. Other factors affecting the Company's business are described in the 2000 Form 10-K under "ITEM 1. BUSINESS - Other Factors Affecting the Company's Business."

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

   The table below represents principal amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio.



                              FY2001     FY2002     FY2003     FY2004     FY2005   Thereafter      Total
                              ------     ------     ------     ------     ------    ---------     ------
Cash                         $ 2,553    $     -     $    -     $    -     $    -    $       -    $ 2,553
Average interest rate         0.21%      0.00%      0.00%      0.00%      0.00%        0.00%

Short-term Investments       $39,027    $10,386     $    -     $    -     $    -    $       -    $49,413
Average interest rate         3.87%      3.98%      0.00%      0.00%      0.00%        0.00%
                              ------     ------     ------     ------     ------    ---------     ------
Total cash and
   Investments               $41,580    $10,386     $    -     $    -     $    -    $       -    $51,966
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

   After deducting the underwriting discounts and commissions and the offering expenses, the estimated net proceeds to the Company from the offering were approximately $78.7 million. The net offering proceeds have been used to make the following payments: approximately $2.0 million for the purchase and installation of computer equipment to expand transaction processing capabilities; approximately $6.1 million to add capacity, new features and additional security and privacy measures to its Web site and IVR platform; approximately $1.5 million for the build-out of the Company's headquarters in Stamford, Connecticut and expansion of its leased office space in San Ramon, California; and approximately $8.1 million for direct marketing and promotional activities. Except for $135,000 and $151,000 paid to Imperial Bank in 2000 and 1999, respectively, for the provision of certain general administrative services, none of these costs or expenses were paid directly or indirectly to any director or officer of the Company or their associates, persons owning 10 percent or more of any class of equity securities of the Company or an affiliate of the Company. In the future, the Company may use a portion of its net proceeds to acquire or invest in businesses, technologies, products or services (which amount has not been specifically allocated as of the date hereof). Unused proceeds are invested in short-term investments.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

   Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   During the three months ended September 30, 2001, there were no matters submitted to a vote of security holders through a solicitation of proxies or otherwise.

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


                                            OFFICIAL PAYMENTS CORPORATION



November 13, 2001                           By:   /s/ Thomas R. Evans
                                            ---------------------------
                                            Thomas R. Evans
                                            Chairman of the Board and
                                            Chief Executive Officer


November 13, 2001                           By:   /s/ Edward J. DiMaria
                                            ---------------------------
                                            Edward J. DiMaria
                                            Chief Financial Officer