Form 10-K
period 2001-12-31
OFFICIAL PAYMENTS CORP
filed 2002-03-29
CIK 1094998

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                             ------------------


                                 FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934

                For the Fiscal Year Ended December 31, 2001

                      Commission file number 000-28187

                             ------------------


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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         As of March 25, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $29,037,287 based upon the average of the high and low prices of the Common Stock as reported on The Nasdaq National Market on such date. All executive officers and directors of the registrant have been deemed, solely for the purpose of the foregoing calculation, to be "affiliates" of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of March 25, 2002, the Registrant had outstanding 22,222,651 shares of Common Stock.

                             ------------------


                    DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement to be mailed to stockholders in connection with the Company's 2002 Annual Meeting of Stockholders to be held on May 7, 2002 are incorporated by reference into Part III hereof.



                       OFFICIAL PAYMENTS CORPORATION
                                 FORM 10-K
                             DECEMBER 31, 2001

                             TABLE OF CONTENTS


Item                                                                                                    Page Number


                                                      PART I

1.       Business.................................................................................................3

2.       Properties..............................................................................................22

3.       Legal Proceedings.......................................................................................23

4.       Submission of Matters to a Vote of Security Holders.....................................................23

                                                      PART II

5.       Market for Registrant's Common Equity and Related
              Stockholder Matters................................................................................23

6.       Selected Financial Data.................................................................................25

7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations..........................................................................26

7A.      Quantitative and Qualitative Disclosures About Market Risk..............................................38

8.       Financial Statements and Supplementary Data.............................................................39

9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................................................39

                                                     PART III

10.      Directors and Executive Officers of the Registrant......................................................39

11.      Executive Compensation..................................................................................39

12.      Security Ownership of Certain Beneficial Owners and
              Management.........................................................................................39

13.      Certain Relationships and Related Transactions..........................................................39

                                                      PART IV

14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................................40

Signatures.......................................................................................................41

Index to Exhibits


                                   PART I

ITEM 1.  BUSINESS

         Official Payments Corporation (the "Company" or "Official Payments") is a leading provider of electronic payment options to government entities. The Company's systems enable consumers to use their credit cards and "pin-less" debit cards to pay, through the Internet or by telephone, federal and state income taxes, sales and use taxes, real estate and personal property taxes, tuition payments, utility payments, motor vehicles fees, fines for traffic violations and parking citations and other government- imposed taxes and fees. In 2001 the Company processed an aggregate of approximately $1.2 billion of such payments. The Company's Internet Web site (www.officialpayments.com) and interactive toll-free telephone number (1-800-2PAY-TAX(sm)) enable consumers to access payment information, make payments and receive certain customer service information. References in this document to the Company's provision of "credit card" payment services shall be deemed to include provision of electronic payment services for pin-less debit cards bearing the American Express(R), Visa(R) or MasterCard(R) logos.

         The Company's predecessor business (U.S. Audiotex, LLC) commenced operations in June 1996 and was merged into the Company in September 1999, following the Company's incorporation in Delaware in August 1999. In October 1999, the Company changed its name from U.S. Audiotex Corporation to Official Payments Corporation. The Company's principal executive offices are located at Three Landmark Square, Stamford, Connecticut 06901. Comerica Incorporated, a financial holding company ("Comerica"), is the record owner of approximately 54% of the outstanding common stock of the Company. Comerica obtained this ownership interest upon its January 2001 acquisition of Imperial Bancorp (the parent of Imperial Bank, which was then the holder of the majority interest in the Company).

Services

Clients

         In 1998, the Company signed a contract with the Internal Revenue Service (the "IRS") to provide its services for the payment by credit card via telephone of personal federal "balance due" income taxes in 1999. In 2000, the Company began processing estimated and extension tax payments, as well. In 2000, the Company entered into a contract with the IRS for an initial one-year term (2001), which the IRS subsequently renewed for an additional year (2002). That contract authorized the Company to collect credit card payments via its Internet platform, as well as by telephone. In August 2001, the Company announced that the IRS had further expanded the scope of its agreement with the Company to include two additional payment categories beginning in 2002: current-year delinquent tax payments and installment agreement tax payments. The Company is an industry partner of the IRS's Electronic Tax Administration division. In 2001 and 2002, the IRS has included Official Payments' toll-free telephone number and Web site address in the instruction booklets for Form 1040 and on Forms 1040ES and 4868.

         In the fall of 2001, the Company responded to the IRS's Request for Proposals to enter into a new contract to provide electronic credit card payment services for federal tax payments in 2003, with the IRS having the option to renew such contract for up to four additional one-year terms through 2007. The Company is currently awaiting the IRS's decision pursuant to this request for proposals.

         As of December 31, 2001, Official Payments was processing, or had recently entered into agreements (including, subcontractor agreements as discussed below) to process, payments for the District of Columbia and 20 state governments including Alabama, Arkansas, California, Connecticut, Illinois, Indiana, Iowa, Kansas, Maryland, Minnesota, Mississippi, New Jersey, New York, Ohio, Oklahoma, Rhode Island, Virginia, Washington, West Virginia and Wisconsin. In the first quarter of 2002, Official Payments entered into a similar agreement with the Commonwealth of Pennsylvania. In addition, as of December 31, 2001, the Company had entered into agreements with 1,155 counties and municipalities in all 50 states. The highest concentrations of local government entities serviced by the Company are in California, Michigan, Texas, Virginia and Washington.

         The Company also has relationships with a number of its processing banks to provide its services for their government clients. For example, Discover Financial Services and First Data Merchant Services were awarded the contract to provide personal income tax payment services for the State of California and subcontracted the provision of taxpayer services through IVR and Internet platforms to the Company. The Company has similar arrangements with Fifth Third Bank (Ohio), National Processing Company, LLC (Illinois) and Paymentech L.L.C. (Kansas).

         The table below lists, as of March 1, 2002, the Company's existing federal and state government clients and the types of payments it processes or has contracted to process for those clients. Based on publically available data, as well as information furnished to the Company by its government clients, the Company currently estimates that the Company's maximum aggregate dollar collection opportunity for all of the payments types for which it has been authorized by its federal, state and local government clients to collect payments by credit card is approximately $403.3 billion (which includes an increase in collection opportunity of approximately $10.4 billion since January 1, 2002).


Table of Clients
and Payment                           Balance                              Install- With-    Sales
Types Accepted                          Due  Estimate Extension Delinquent  ment    holding  & Use  Corporate  Other

FEDERAL
Internal Revenue Service                x       x        x       x           x

STATE
Alabama                                 x       x        x       x
Arkansas                                x       x        x
California                              x       x        x       x                              x                x
Connecticut                             x       x        x
District of Columbia                    x       x                x                              x
Illinois                                x       x        x       x                                               x
Indiana                                 x                                                                        x
Iowa                                                             x
Kansas                                  x       x                x                    x          x    x          x
Maryland                                x       x        x       x
Minnesota                               x       x                x                                               x
Mississippi                                                      x                               x
New Jersey                              x       x        x       x                    x          x    x          x
New York                                x       x        x
Ohio                                    x       x        x       x                                               x
Oklahoma                                x       x                                     x          x    x          x
Pennsylvania                            x       x        x       x                               x               x
Rhode Island                            x       x        x                            x          x    x          x
Virginia                                x       x                                                     x          x
Washington                                                                                       x
West Virginia                                                                                                    x
Wisconsin                               x       x        x       x                                               x
----------------------------------------------------------------------------------------------------------------------

LOCAL
----------------------------------------------------------------------------------------------------------------------
1,170 Counties and Municipalities     Real estate & personal property tax
                                      Traffic violations & parking citations
                                      Utility bills & other payments


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

         Most of the Company's agreements with government clients can be terminated by the respective government client without cause on short notice (generally 30 to 90 days). In addition, a government client may choose not to renew its contract with the Company or may not choose the Company's proposal in response to a request for proposals to perform additional services or the existing service in subsequent time periods. If one of the Company's larger existing government clients (such as the IRS) chooses to terminate its contract or memorandum of understanding with the Company, the business, operating results and financial condition of the Company could be materially and adversely affected.

         The Company has recently begun offering its credit card payment services to non-governmental entities (e.g., non-government owned utilities, private universities, etc.) who may have a need for such services and wish to realize similar benefits as the Company's government clients. The Company expects to provide such services for its first non-governmental client (a utility) in April 2002. While the Company's business has only involved government clients to date, references in this document to "client" shall be deemed to apply to non-governmental clients, as appropriate.

Credit Card Processing

         The Company currently processes payments made by individuals or businesses using the American Express(R) Card, MasterCard(R), Visa(R) card and the Discover(R) Card. Comerica Bank-California (a wholly owned subsidiary of Comerica), American National Bank, Centura Bank, First Data Corporation's alliance partners, Fifth Third Bank, Michigan National Bank, National City Bank, Wells Fargo Bank and Union Bank of California, in addition to other processing banks used by the Company, are all long-standing members of the Visa and MasterCard associations and process transactions utilizing those credit cards for the Company. Official Payments is a merchant agent for American Express, eliminating the need for its clients to enter into separate contracts with American Express. In addition, the Company is authorized by Discover Financial Services, Inc. to accept Discover Card transactions.

         All four credit card associations and organizations with whom the Company does business allow for convenience fees to be charged to cardholders as long as a cardholder receives added convenience from the service provided. All of these card associations (except for Visa with respect to payments for certain local government and non-government obligations) allow for a variable fee schedule according to which the amount of the fee changes depending on the amount charged.

Consumer Payment Conduits and Fee Structure

         Depending upon the specific desires of the Company's clients, consumers can make credit card payments to the Company's clients through the Company's Web site at www.officialpayments.com and/or by using the 1-800-2PAY-TAX(sm) telephone number.

         The Company's secure Web site currently allows consumers to make all federal, state, county and municipal payments for its clients that want to offer this service. Consumers enter payment-related information on the Company's Web site. Once this payment data is entered, the systems seek approval of the transaction from the credit card processing network and, if the approval is obtained, the payment is processed. Upon completion of the payment, the consumer receives a transaction confirmation number.

         Official Payments works with its government clients to develop the script for its fully automated telephone conduit. Payment and other information for the interactive voice response telephone system ("IVR") is received from consumers who respond to voice prompts by pressing touch-tone buttons on their telephones. Once the convenience fee and other necessary information is conveyed to and confirmed by the consumer, approval is sought from the credit card processing network and the payment is processed. As with the Internet, upon completion of the payment, the consumer receives a transaction confirmation number. Taxpayers without touch-tone telephone service may make their payments with the assistance of one of the Company's customer service representatives.

         In 2001, the Company upgraded its Internet platform, which included adding the following features: a convenience fee calculator, optional e-mail confirmation of transactions, a multiple password-protected payment verification capability, a user registration function, a comprehensive "frequently asked questions" section, and the capabilities for consumers to make multiple payments per transaction session and search for products by zip code.

         Consumers who use the Company's credit card payment services obtain the convenience of being able to make payments to government and other entities by credit card, eliminating the need to mail checks, obtain money orders or make payments in person. In addition, they gain the cash management flexibility to pay their credit card balances over time rather than when a specific obligation is due and may be able to take advantage of frequent flyer, cash-back or other rewards programs offered by their credit card issuers for which they are enrolled and eligible.

Revenues and Operations

Operations

         The Company's technological solutions and operations are focused primarily on producing four integrated results for its clients and consumers: reliability, security, audit capability and customer service/operational support. In designing its operations and technology around these core concepts, the Company believes it provides its government and non-government clients with a value-added payment solution resulting in improved efficiencies and potential cost-savings.

         Reliability. The Company's foremost service goal is reliability, which it seeks to accomplish through redundant hardware that provides disaster prevention and recovery and allows it to implement seamless real-time backup and 99.99% system availability. Currently, the Company's primary Internet hosting facility is housed at Digex, Inc. facilities in San Jose, California. This Digex site is the Company's primary processing location, offering redundancy for power, telecommunications, servers and applications. The Company's San Ramon operations center serves as a backup site in the event the Digex facility is rendered inoperative.

         The Company's interactive telephone systems have the same dual facility scheme as its Internet systems. The Company's primary interactive telephone authorization and processing facility is located at the Company's operations center in San Ramon, California, where its servers have "hot swappable" power supplies and hard drives so that if a system fails, the redundant systems will assume the workload. Official Payments also maintains a backup facility in Stockton, California, used for disaster prevention and recovery and transaction volume overflows.

         The Company is in the process of consolidating its IVR and Internet hosting environments, while maintaining appropriate back-up facilities. This action involves the replacement of the Company's internal data center that houses the IVR platform with an outsourced facility, thereby resulting in lower future IVR operating costs.

         The Company believes that it has designed its Internet and IVR platforms to have sufficient excess capacity even with respect to the heaviest transaction volume associated with the Company's busiest day (April 15th).

         Security. The Company places a high priority on transaction security, fraud prevention and maintaining the confidentiality of all consumer credit card and related billing information. For its Internet conduit delivery vehicle, the Company employs secured socket layers for user security from the consumer's browser to the Company's Web site. Consumer identity validations for credit card payments are transmitted in an encrypted manner and are performed in accordance with existing industry procedures.

         The Company has several system functions and network architectural failsafes that are designed to combat fraud. For example, credit card authorizations are performed on-line and in real time. Credit card information is transmitted exclusively to the credit card processor. No one outside of the Company's system and the credit card processor's system receives the credit card information, including the IRS and other government clients.

         In addition, the Company has installed systems and procedures to protect the physical security of its facilities, computer system and network against environmental hazards, negligence or intentional malicious actions by individuals, and has implemented information management procedures to protect and back-up critical transaction data.

         The Company's systems and procedures were examined by an independent third-party technology consultant on behalf of the IRS in November 2001 and were determined to comply with the IRS's standards regarding systems penetration, reliability, security and privacy.

         Audit Capability. The Company's proprietary mirror balancing system (which is used for many of its government clients) and its reporting systems provide Official Payments and its government and other clients with electronic audit capability. These applications enable the Company to account for all transactions, ensure that data transmissions to clients are complete and that files are updated accurately. In addition, the Company provides consumers audit capability by using a dual-authorization process for the majority of its transactions, whereby the primary obligation and convenience fee are authorized and processed separately and appear as separate charges on the taxpayer's credit card statement.

         Customer Service. The Company believes that a critical component of ensuring consumer satisfaction with its services is providing outstanding customer service. Official Payments provides automated customer service systems, which, among other things, allow consumers to verify their transactions. In addition, the Company provides trained customer service representatives to assist consumers and representatives of the Company's government clients with individual needs via telephone or e-mail. The Company also provides a "Frequently Asked Questions" feature on its Web site to answer common questions asked by consumers.

Revenues

         The Company generally provides its services without charge to the authorizing government or other entity. The Company generates revenues primarily from charging consumers a convenience fee for using its services. For many payments, such as personal federal and state income tax payments and local real estate and personal property tax payments, Official Payments charges a convenience fee based on the amount of the payment. For other payments, such as fines for traffic violations and parking citations, Official Payments charges a fixed convenience fee. The same type convenience fee applies to payments made through the Internet or by telephone. In the majority of transactions, the financial institution processing the credit card transaction forwards the convenience fee to the Company and transmits the tax payment to the respective government entity.

         For the 2001, 2000 and 1999 fiscal years, convenience fees from payments to the IRS accounted for approximately 63%, 69% and 49% of the Company's total revenues, respectively; convenience fees from payments to state agencies accounted for approximately 13%, 10% and 6% of the Company's total revenues, respectively; and convenience fees from payments to county and municipal agencies accounted for approximately 23%, 21% and 42% of the Company's total revenues, respectively.

         For more detailed information concerning the Company's revenues from external customers, see "NOTES TO FINANCIAL STATEMENTS-Footnote No. 6 ("Segment Information").

Seasonality

         The Company's revenue generally reflects the seasonality of its business, which is due primarily to the fact that the majority of federal and state personal balance due income tax payments are made in early to mid-April, federal and state estimated personal income tax payments are made quarterly and local real estate and personal property tax payments are made only once or twice per year in many jurisdictions.

Competition

Alternative Payment Options

         In addition to using the Company's credit card payment services, consumer users have the following payment options when making payments to both government and non-government entities:

         o Checks, money orders or cash. Payment by mailing checks, obtaining money orders and paying in person are the traditional and currently the most widely used methods for making payments to government and certain large non-government entities (such as utilities).

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

         o Direct debit/Electronic Checks. Consumer users can arrange through their bank or otherwise to have payments to governments, utilities and other entities directly debited from their checking or savings account. If arranged through the bank in which a consumer user's checking or savings account is maintained, this service is often provided free of charge.

Competing Providers of Electronic Credit Card Payment Services

         In selecting a provider of outsourced electronic payment services, the Company believes entities consider the following:

         o the Company's ability to offer these services without a charge to that entity;

         o the Company's existing client relationships and referrals from government entities currently using the Company's services;

         o        the Company's proven technology systems;

         o the Company's ability to offer integrated federal, state and local government payment options;

         o        established consumer usage of the Company's services;

         o the Company's experience in implementing its services for new clients efficiently and expeditiously;

         o the greatest possible consumer reach through both Internet and telephone conduits;

         o the Company's relationships with financial institutions and credit card companies;

         o the Company's flexibility in adapting to unique client procedures;

         o        quality and convenience of the Company's service;

         o        marketing and brand name recognition; and

         o        price of the Company's services to consumers.

         A number of competitors currently provide credit card payment services for making payments to government entities (both on a convenience fee and non-convenience fee basis to the consumer). The Company believes it has a larger government client base and greater name recognition than its competitors. There are a number of larger credit card payment and electronic commerce companies with similar technological capabilities who may become potential competitors of the Company, some of whom have greater resources than the Company. However, at this time, the Company believes that its large government client base increasingly enables it (unlike its competitors) to offer consumers the convenience of not just making credit card payments for federal taxes, but also for a variety of state and local obligations, as well. The Company believes that the competitive landscape is similar with respect to the recently-initiated offering of its electronic credit card payment services to non-governmental entities (such as non-government owned utilities and private universities).

         According to data made available to the Company by the IRS, for the first three quarters of 2001 the Company processed 80% of all credit card payments for personal federal income taxes (constituting 89% of the total federal tax dollars paid by credit card in 2001), while PhoneCharge, Inc. and the alliance between Intuit, Inc. (TurboTax) and Discover Financial Services, Inc. processed in the aggregate the remaining 20% of such transactions (constituting 11% of the federal tax dollars paid by credit card in 2001, respectively). As of the date of this report, the IRS had not made available to the Company the market share data for the fourth quarter of 2001. Beginning with balance due payments in 2001, the IRS permitted software developers and credit card processing companies who offer an integrated personal federal income tax filing and payment program to compete against the Company (and similar stand-alone payment processors) without the need to enter into a formal contract with the IRS, subject to their compliance with certain technical processing requirements. To the Company's knowledge, as of the date of this report, the Company's alliance with Jackson Hewitt, Inc. and the Discover/Intuit alliance are the only such integrated personal federal income tax filing and electronic payment programs. The Company also had an integrated filing and electronic payment program with OrrTax Software Inc. in 2001, which is not being continued in 2002.

         Except as set forth below in this paragraph, with respect to all of the states and counties and municipalities for whom the Company provides its credit card payment services, the Company believes it is the only provider of such services for the tax and other government payment programs in which it is involved. In New York there is one other authorized service provider to collect credit card payments for state income taxes. In Indiana, the Company is authorized to collect credit card payments for state income taxes through the IVR, and another service provider is authorized to provide similar services through the Internet.

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

         The Company intends to continue to obtain certain technological services from third-party providers on an outsourced basis, including the hosting of its Internet operations and content for the investor relations and press releases sections of its Web site. The Company cannot be certain that these third-party services will continue to be available to it on commercially reasonable terms or that it will be able to integrate them in a cost-effective manner into the Company's products and services.

         The Company licenses its base interactive telephone hardware and software systems from Alliance Systems Incorporated, which manufactures the hardware and provides the operating system and other development tools that the Company uses. An additional license was acquired from Artisoft Inc. to allow the Company to develop its interactive telephone applications. The Company also licenses patented technology for its IVR system from A2D, L.P., and pays a royalty to this patent holder for each call to the IVR. The Company has purchased security certificates from Verisign, Inc. which enable the Company to provide a high level of data encryption with respect to its Internet platform. Finally, the Company obtained separate licenses from CyberSource Corp. and CyberCash, Inc. for credit card processing software with respect to its government clients that are supported on the Company's Internet payment platform and IVR payment platform, respectively.

Research and Development

         The Company's current business operations began in June 1996, offering only the IVR platform for consumer use. The Company continues to provide enhancements to the IVR payment platform on an ongoing basis. The Company introduced the Internet payment platform in August 1999 and significantly upgraded this platform in January 2001. Total development costs were $4.3 million and $3.0 million for the fiscal years ended December 31, 2001 and 2000, respectively.

         For the fiscal years ended December 31, 2001 and 2000, the Company capitalized approximately $3.7 million and $2.7 million, respectively, for costs related to the development of new products and enhancements to existing software products where technical feasibility was established.

Corporate Restructuring

         In November 2001, the Board of Directors approved and the Company initiated a restructuring plan to reduce certain of the Company's operating expenses. The restructuring plan includes a reduction in marketing, administrative and telephony costs, the involuntary termination of 44 employees, and the consolidation of certain facilities. Concurrently, the Company abandoned certain IVR equipment. For more details on the corporate restructuring, see "NOTES TO FINANCIAL STATEMENTS- No. 8 ("Restructuring and Asset Abandonment").

Growth Strategy

         The Company's goal is to continue to be the leading provider of, and further develop the market for, electronic payment services to pay government obligations, as well as non-government obligations. The following are key elements of this strategy.

Leverage IRS Relationship to Obtain Additional State Government Clients

         The Company is leveraging its IRS relationship to provide services to additional state government entities. These efforts have been bolstered by the fact that the IRS has publicly endorsed the concept of joint federal and state payments either via telephone or the Internet or through electronic filing. The Company currently provides, or has recently signed contracts to provide, its electronic payment services to 21 state governments and the District of Columbia, which experience the Company seeks to promote in establishing relationships with other states. A key element of the Company's strategy for obtaining personal state income tax accounts is the integration of the federal and state personal income tax payment processes. The Company's integrated solution allows consumers to pay their federal and state personal income taxes in a single session, which the Company believes should enhance consumer convenience and usage. Competitors who do not currently provide services to the IRS will be unable to offer this integrated service. Once the Company begins providing services to a particular state, it seeks opportunities to provide additional services for that state.

Leverage IRS and State Government Client Relationships to Obtain Additional Local Clients

         As of December 31, 2001, the Company provided services to 1,155 county and municipal clients. Its relationships with the IRS and state government entities provide the Company an advantage in establishing relationships with additional local clients. The Company identifies potential county and municipal clients through direct sales, participation in industry trade shows and conferences and targeted newsletters and other mailings.

Offer Internet Services

         In August 1999, the Company began providing credit card payment services through the Internet. In addition to the Company's IVR payment services, the Company now makes Internet payment services available as an option to all of its existing government clients.

Introduce New Services and Service Enhancements

         The Company seeks to remain at the forefront of its industry by continuing to develop additional and complementary services. While the Company's primary business to date has involved the collection of personal income taxes, real estate and personal property taxes and parking/traffic citations and fees, the Company also has experience in processing other payments, such as business sales and taxes, professional license fees, university tuition and utility bills. In fact, the Company has recently begun offering its services to potential non-government clients (such as non-government owned utilities and private universities). It continues to explore other types of obligations for which it might provide its services and opportunities to provide direct debiting and other electronic fund transfer features to consumers in the future.

Increase Brand Awareness and Consumer Use

         The Company has primarily relied on its government clients and credit card issuers, and will continue to work with them, to publicize the Company's services through government bills, publications and Web sites, as well as credit card promotions and billing inserts. The Company arranges use of these specific promotional devices with its government clients and the credit card companies without charge to the Company. To supplement these efforts, in 2001 the Company utilized its own newspaper, television and radio advertising and public relations campaigns to increase consumer awareness of the Company's services. The Company expects to use similar methods to market its services in 2002. In connection with these promotional campaigns, the Company has entered into cooperative advertising arrangements with certain of its credit card partners and continues to work with large credit card issuing banks to market the Company's services to those bank's specific cardholders.

         The Company's marketing is also focused on promoting additional payment opportunities to its existing consumers. The Company believes that once a consumer uses its system, s/he is more likely to use these services to make other types of payments to government entities. The Company's Web site and interactive telephone system promote different types of payments that can be made using the Company's services.

Pursue Strategic Relationships and Acquisitions

         The Company provides its payment services to customers of the Jackson Hewitt(R) Tax Service. In the ordinary course of its business, the Company investigates relationships with tax preparation services, tax preparation software providers, electronic income tax filing providers, Internet portals and other Internet financial service providers in order potentially to reach additional customers.

          The Company also has relationships with a number of its processing banks to provide its services for their government clients. The Company's product implementation model and revenues as a subcontractor are identical to a directly contracted account. Official Payments routinely seeks out additional strategic opportunities to provide services to government entities in conjunction with these and other partners.

Regulatory Matters

         By virtue of Comerica's ownership interest in the Company, and owing to the nature of the Company's business, the Company may be subject to various regulatory requirements. Comerica is a financial holding company that is subject to supervision and regulation by the Federal Reserve Board ("FRB") under the Bank Holding Company Act of 1956, as amended. Subject to certain exemptions, under the Act, Comerica and its non-bank subsidiaries historically have been prohibited from engaging in activities other than those of banking or managing or controlling banks, and from acquiring or retaining direct or indirect ownership or control of voting shares of any company which is not a bank or bank holding company whose activities the FRB has not determined to be so closely related to banking as to be a proper incident thereto. This provision has not prohibited Comerica's ownership interest in the Company because the FRB has determined that the types of activities in which the Company has engaged are so closely related to banking as to be a proper incident thereto. Subject to certain conditions, the Gramm-Leach-Bliley Act of 1999 expanded further the ability of financial holding companies to hold equity interests in other companies.

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

         Given the expansion of the Internet commerce market, it is possible that the Federal Reserve might revise Regulation E or adopt new rules for electronic funds transfers affecting users other than consumers. Because of growth in the Internet commerce market, Congress has held hearings on whether to regulate providers of services and transactions in the Internet commerce market. It is possible that Congress or individual states could enact laws regulating the Internet commerce market. The privacy provisions of the Gramm-Leach-Bliley Act prohibit financial institutions from disclosing to unaffiliated third parties nonpublic personal information regarding consumers, subject to certain exceptions, and require those institutions to develop and disclose consumer privacy policies. Federal agencies are developing regulations that implement this new privacy law. In addition, a number of state legislatures are considering their own consumer privacy laws, which may be more stringent than the federal provisions. If enacted, these laws, rules and regulations could be imposed on the Company's business and industry and could have a material adverse effect on the Company's business, operating results and financial condition. Federal, local and state laws and regulations may be adopted in the future to address issues such as user privacy, pricing, online content regulation, taxation and the characteristics and quality of online products and services.

         Any new law or regulation relating to the Internet could have a material and adverse effect on the Company's business, operating results and financial condition.

Forward-Looking Information

         The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon the current economic environment and current expectations that involve risks and uncertainties, and you are cautioned that these statements are not guarantees of future performance. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. The Company's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed below in the section entitled "Other Factors Affecting the Company's Business" and in "ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," as well as the risks discussed in the Company's other Securities and Exchange Commission ("SEC") filings.

Recent Events

         In March 2002, the Company received authorization from Visa U.S.A. Inc. and began accepting Visa cards for payment of federal and state income taxes pursuant to its respective agreements with the IRS and its state government clients. Prior to this time, Visa had not permitted the Company to accept Visa card payments for federal and state taxes because of Visa's policy against variable convenience fees.

         In March 2002, in accordance with the Company's bylaws, the Company's board of directors approved a resolution to decrease the size of the board from nine directors to seven directors. Following the death in January 2002 of Kenneth Stern, a director and the Company's founder and former president, and the resignation (for personal reasons) of Vernon Loucks Jr. from the board in August 2001, the board had two directorship vacancies.

         In late January 2002, the Company entered into an agreement with the Commonwealth of Pennsylvania which authorizes the Company to collect credit card payments for Pennsylvania personal income taxes.

Employees

         As of December 31, 2001, the Company had a total of 68 employees. None of these employees is represented by a collective bargaining agreement, nor has the Company experienced any work stoppage. The Company considers its relations with employees to be good.

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

         The Company has incurred net losses of approximately $82.8 million for the period from its inception on June 26, 1996 to December 31, 2001. The Company expects to incur losses from operations for the foreseeable future.

         The Company has expended significant resources on developing its customer service, engineering, sales and marketing staffs and enhancing the capabilities of its Internet and IVR platforms. As a result of these expenditures and its normal course operating expenses, the Company will need to increase significantly its revenues to achieve and maintain profitability. If the Company's revenues do not increase sufficiently, the operating results and financial condition of the Company would be materially and adversely affected.

Because the Company's business model is continuing to evolve, it is difficult to evaluate the Company's business.

         The use of credit cards to make payments to government agencies is still relatively new and evolving. To date, the Company's business has consisted primarily of providing credit card payment options for the payment of balance due federal and state personal income taxes, real estate and personal property taxes and fines for traffic violations and parking citations. Because the Company has only a limited operating history, it is difficult to evaluate its business and prospects and the risks, expenses and difficulties that the Company may face in implementing its business model. The Company's success will depend on maintaining its relationship with the IRS and on maintaining existing, and developing additional, relationships with state and local government agencies, especially state taxing authorities, and their respective constituents. There are no assurances that the Company will be able to develop new relationships or maintain existing relationships, and the failure to do so could have a material and adverse effect on the business, operating results and financial condition of the Company.

The Company's future growth depends, in large part, on the acceptance of its payment systems as a method for making payments to government entities.

         The Company works with government entities to allow it to provide electronic credit card payment services to the government entities' constituents. While many government entities have initiatives or legislative mandates in place to foster the growth of electronic payments, the business, operating results and financial condition of the Company would suffer if there were a reduction in these initiatives. Traditionally, individuals and small businesses have made substantially all payments to government entities by check or money order. The Company is providing its payment services through its Internet and IVR platforms. However, there are no assurances that the Company will be successful in attracting enough additional consumers to use its Internet and interactive telephone conduits to make their payments to the Company's government clients. The lack of meaningful growth in the market for electronic credit card payments to government entities could have a material and adverse effect on the business, operating results and financial condition of the Company.

If consumers are unwilling to pay convenience fees for the Company's services, the Company's current business model will fail.

         The Company's current business model is based on consumers' willingness to pay a convenience fee in addition to their required government or other payment for the use of the Company's credit card payment option. Among other factors, this willingness to pay convenience fees may be adversely impacted by a general economic downturn. If consumers are not receptive to paying a convenience fee, demand for the Company's services will decline or fail to grow, which could jeopardize the Company's business and would have a material and adverse effect on the operating results and financial condition of the Company.

If credit card associations change their rules and do not allow the Company to charge convenience fees, operating results of the Company would be materially and adversely affected.

         Credit card association rules governing the use of Visa and MasterCard at merchant locations generally prohibit merchants from charging a convenience fee for cardholder purchases. The Company and its clients have worked with these credit card associations to permit convenience fees to be charged for electronic credit card payments for government services and taxes and certain other obligations. If the Company's ability to charge convenience fees is limited or eliminated, the business, operating results and financial condition of the Company would be materially and adversely affected.

If credit card issuers eliminate, or reduce the value of rewards obtainable under, their respective rewards programs, or if cardholders' desire to accumulate such rewards decreases in general, the operating results of the Company could be materially and adversely affected.

         The Company believes that a significant benefit to many taxpayers using its services is the opportunity to accumulate valuable rewards (e.g., airline frequent flyer miles) in various rewards programs administered by issuers of credit cards. If credit card issuers eliminate, or reduce the value of awards obtainable by cardholders under, these rewards programs, or if cardholders' desire to accumulate airline frequent flyer miles or other rewards decreases in general, consumer use of the Company's services may decrease and, if a large number of credit card holders are affected, the Company's operating results could be materially and adversely affected.

The IRS currently accounts for a significant portion of the Company's revenues, and the loss of the IRS as a client, or a decrease in IRS-related transactions because of increased competition from other IRS-authorized service providers, would materially and adversely impact the Company's operating results.

         In the year ended December 31, 2001, convenience fees from payments to the IRS accounted for approximately 63% of the Company's total revenues. The IRS has selected the Company to provide electronic credit card payment services with respect to balance due, extension, estimated, balance due notice and installment agreement personal income taxes through January 23, 2003. However, the Company's existing contract with the IRS allows the IRS to terminate the Company's services at any time for the IRS's convenience. In addition, as of the date of this Form 10-K and after having responded to the IRS's Request for Proposals, the Company is awaiting the IRS's decision regarding the award of a contract to provide electronic credit card payment services for federal tax payments in 2003 (with the IRS having the option to renew such contract for up to four additional one-year terms through 2007). If the IRS does not continue to select the Company to perform its service in the future, or if the IRS authorizes additional service providers to perform this service, the business, operating results and financial condition of the Company would be materially and adversely affected.

Most of the Company's client agreements do not ensure that the Company will be a given client's exclusive provider of electronic credit card payment services and such agreements may generally be terminated on short notice by the client.

         Most of the Company's agreements with its clients (including the IRS) can be terminated by the respective client without cause on short notice, generally 30 to 90 days. In addition, a client may choose not to renew its contract with the Company or may not choose the Company's proposal in response to that entity's request for proposals. If one of the Company's larger existing government clients chooses to terminate its contract or memorandum of understanding with the Company, or does not choose the Company's proposal, the business, operating results and financial condition of the Company could be materially and adversely affected.

Increased competition in the electronic credit card payments market (particularly with respect to payment services to government entities) could result in lower operating margins and decreased market share.

         The Company's credit card payment services face competitive pressures from various card- issuing banks for Visa and MasterCard, which send out checks that function as cash advances and can be used for payments to governmental and other entities. In addition, a number of data and bill processing companies have the technical capability and other resources to commence providing credit card payment services, and have indicated an intent to do so. Increased competition from other providers of payment options to governmental and other entities could have a material and adverse effect on the business, operating results and financial condition of the Company.

         Many of the Company's current and potential competitors have significantly greater financial, marketing, technical, sales, customer support and other resources than the Company. In addition, some of these competitors may be able to devote greater resources to the development, promotion and sale of their services, adopt more aggressive pricing strategies and devote substantially more resources to the development of technology and systems than the Company will be able to devote or adopt. Increased competition may result in lower operating margins and/or loss of market share. The Company may not be able to compete successfully against current and future competitors, and competitive pressures could have a material and adverse effect on the business, operating results and financial condition of the Company.

If the Company's services do not function as designed, the Company may incur significant liability for the processing of fraudulent or erroneous transactions.

         The Company's electronic credit card payment services are designed to provide payment management functions and to limit its clients' risk of fraud or loss in effecting transactions with their constituents. As electronic services become more critical to the Company's clients, there is the potential for significant liability claims for the processing of fraudulent or erroneous transactions. In addition, defects or programming errors in the software the Company uses could cause service interruptions. The Company's services depend on hardware, software and supporting infrastructure that is both internally developed, purchased and/or licensed from third parties. Although the Company conducts extensive testing, software may contain defects or programming errors, or may not properly interface with third party systems, particularly when first introduced or when new versions are released. In addition, the Company many experience disruptions in service from third-party providers. To the extent that defects or errors are undetected in the future and cannot be resolved satisfactorily or in a timely manner, the Company's business could suffer. If a liability claim or claims were brought against the Company, even if not successful, their defense would likely be time consuming and costly and could damage the Company's reputation. Any such liability or claim could have a material and adverse effect on the business, operating results and financial condition of the Company.

If the Company's system security is breached, it may be liable to government clients and consumer users for damages resulting from the breach.

         The Company's failure to prevent system security breaches could have a material and adverse effect on the business, operating results and financial condition of the Company. A fundamental requirement for electronic payment services is the secure transmission of confidential information over public communication networks. Third parties may attempt to breach the Company's system security or that of the Company's clients or consumer users. If they are successful, the Company may be liable to its clients or consumer users for any damages resulting from a breach in the Company's system security, and any breach could harm the Company's reputation. The Company may be required to expend significant capital and other resources to license additional encryption and other technologies to protect against system security breaches or to alleviate problems caused by any such breaches.

If the Company's systems fail, it may not be able to provide adequate service, and the Company's operations could be damaged.

         The Company's success depends on the efficient and uninterrupted operation of its payment platforms and communications systems. The majority of the Company's payment platforms and communications systems are located in San Ramon, San Jose and Stockton, California. Although the Company has developed contingency plans and redundancies for its systems, the Company's systems and operations are vulnerable to damage or interruption from:

         o        telecommunication failures;

         o        power loss;

         o        earthquakes, fires or floods;

         o        computer viruses;

         o        physical and electronic break-ins;

         o interruption or failure of service from third-party providers (e.g., Internet hosting provider); and

         o        acts of sabotage, vandalism and similar events.

         Any failure of the Company's systems could impede the timely processing of consumer user payments and other data and the day-to-day management of the business. Despite any precautions the Company takes, a natural disaster or other unanticipated problem that leads to the corruption or loss of data at the Company's facilities could result in an interruption of services. Service interruptions could have a material and adverse effect on the reputation, business, operating results and financial condition of the Company and would have a significant adverse effect if they occurred during the spring federal and state tax season.

A constraint in the Company's capacity to process transactions could impair the quality and availability of the Company's service.

         Capacity constraints may cause unanticipated system disruptions, impair quality and lower the level of the Company's service, all of which could have a material and adverse effect on the business, operating results and financial condition of the Company. Although the Company believes that it has sufficiently expanded its system capacity to accommodate expected additional personal federal income tax payments and other anticipated growth for the foreseeable future, there are no assurances that the Company will not suffer capacity constraints caused by a sharp increase in the use of its services. Due to the large number of tax payments made in March and April, there is an increased risk that the Company will suffer a capacity constraint during that period, which would have an adverse effect on the business, operating results and financial condition of the Company.

If the Company fails to respond to rapid technological change, its systems and services could be rendered obsolete.

         The electronic payment industry is characterized by rapid technological change. If the Company cannot adapt or respond in a cost-effective and timely manner to technological changes, the business, operating results and financial condition of the Company will be materially and adversely affected, and the Company's technology and systems, and thus its services, could be rendered obsolete. The development of the Company's technologies and necessary service enhancements entails significant technical and business risks and requires substantial lead-time and expenditures. The Company may not be able to keep pace with the latest technological developments, successfully identify and meet the demands of its clients and consumer users, use new technologies effectively, or adapt its services to emerging industry standards or to its clients' or consumer users' requirements.

The Company's operating results may fluctuate significantly from quarter to quarter, which may negatively impact the Company's stock price.

         The Company believes its quarterly operating results will continue to fluctuate significantly in the future as a result of a variety of factors, many of which are outside of the Company's control. Among other things, these factors include:

         o the seasonality of the Company's business, which is due primarily to the fact that the majority of federal and state personal income tax payments are being made in March and April and to the fact that real estate and personal property tax payments are made only once or twice per year in most jurisdictions;

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

If the Company's clients and credit card issuers cease to publicize the Company's services or adversely change the manner in which they promote the Company's services, consumer use of its services may slow, and the Company may suffer a large increase in advertising costs.

         Currently, the Company's government clients and credit card issuers provide most of the publicity for its services, without any charge to the Company. If clients cease to publicize the Company's services, or charge the Company for this publicity, advertising costs will increase substantially, which could have a material and adverse effect on the business, operating results and financial condition of the Company. While the Company endeavors in its agreements with its clients to require such clients to undertake such advertising activities, many of the clients and credit card issuers have no obligation to continue to provide this publicity, and there are no assurances that they will continue to do so. In addition, the clients may publicize other services, including those of its competitors. For example, the IRS's 2001 Form 1040 instruction booklet and Forms 1040ES and 4868 will list a competitor's name before the Company's name in regard to providers of electronic credit card payment services, whereas for the 2000 forms (i.e., payments made in 2001), the Company's name was listed first.

If the Company does not effectively manage its internal growth, the Company may not be able to expand its business.

         There are no assurances that the Company's current and planned personnel levels, systems, procedures and controls will be adequate to support its future operations. If inadequate, the Company may not be able to exploit existing and potential strategic relationships and market opportunities. Any delays or difficulties the Company encounters could impair its ability to attract new, and enhance its relationships with existing, government clients, non-government clients and consumer users. If the Company is unsuccessful in hiring, integrating and retaining personnel, the business, operating results and financial condition of the Company could be materially and adversely affected.

The Company depends on a relatively few number of key employees.

         The Company currently does not maintain key man life insurance policies on any of its employees. The loss of the services of any key employees or the inability to hire and retain additional key employees would have a material and adverse effect on the business, operating results and financial condition of the Company.

The Company's obtains its principal liability insurance coverage under master policies held by its majority stockholder, Comerica Incorporated, which sharing arrangement may limit the insurance payments available to the Company in a given instance if other covered Comerica entities also file claims (whether or not for related events) under the same policy.

         The Company's current insurance policies (including, its directors and officers, general commercial and professional liability coverages) requires the Company to share coverage with Comerica Incorporated and its other subsidiaries. This program has enabled the Company to lower its insurance premiums significantly from those it had paid for standalone policies prior to November 2001. However, if a catastrophic or other event(s) results in claims on a given liability policy being filed by Comerica or its subsidiaries, the amount of coverage ultimately available to the Company for a specific claim (whether or not related to the Comerica claim(s)) may be limited. If the Company faces one or more material liability claims for which its insurance coverage is insufficient to offset the amount of the Company's ultimate liability, the Company's operating results and financial condition would be materially and adversely affected.

The Company may not be able to protect its intellectual property rights, which may result in damages to the Company, or the Company may infringe on the rights of others, which may subject it to liability for damages caused to third parties.

         The Company protects its intellectual property rights through a combination of trademark, service mark, copyright and trade secrets laws. There are no assurances, however, that the steps the Company has taken to protect its intellectual property rights will be adequate to deter misappropriation of those rights. The Company does not have any proprietary technology or patent protections. In the ordinary course of business, the Company may be subject to claims by third parties, including claims of alleged infringement of service marks, trademarks, copyrights, patents and other intellectual property rights of third parties. Although there has not been any litigation relating to such claims to date, these claims and any resultant litigation could subject the Company to significant liability for damages and could result in the invalidation of its proprietary rights. In addition, even if the Company prevails, the litigation could be time-consuming and expensive to defend and could result in a diversion of time and attention from the business, any of which could materially and adversely affect its business, operating results and financial condition. Any claims or litigation from third parties may also result in limitations on the ability of the Company to use the service marks, trademarks and other intellectual property subject to these claims or litigation, unless the Company enters into agreements with the third parties. However, these agreements may be unavailable on commercially reasonable terms, or not available at all.

The Company may not be able to license technologies (e.g., IVR and encryption technologies) or obtain certain technological services (e.g., Internet hosting service) from third parties on favorable terms, and the Company may not be able to utilize these technologies successfully.

         The Company intends to continue to license technology from third parties, including its Internet, IVR and encryption technology. In addition, the Company intends to obtain certain technological services from third parties on an outsourcing basis, including its Internet hosting operations. The Company's business is continuing to evolve, and it may need to license, or obtain through outsourcing, additional technologies to remain competitive or adequately protect the security of its systems. The Company may not be able to obtain these technologies on commercially reasonable terms or at all. In addition, the Company may fail to successfully integrate any licensed or outsourced technology into its services. The third party licenses and/or outsourcing fees may fail to generate revenues sufficient to offset associated acquisition and maintenance costs, or may divert the Company's resources from the development of its own proprietary technology. The Company's inability to obtain any of these licenses or outsourcing services could delay product and service development until equivalent technology can be identified, licensed and integrated. Any such delays in services could cause the business and operating results of the Company to suffer.

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

         As part of the Company's business strategy, the Company may pursue opportunistic acquisitions that would provide additional technologies, products, services or experienced personnel. Acquisitions present a number of potential risks that could have a material and adverse effect on the business, operating results and financial condition of the Company, including:

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

         The Internet infrastructure may not be able to support the demands placed on it by increased usage and its performance and reliability may decline. Historically, Internet sites have occasionally experienced interruptions and delays as a result of outages occurring throughout the Internet network infrastructure. If these outages or delays occur frequently in the future, Internet usage, as well as the use of the Company's Internet platform, could grow more slowly than projected or decline. In addition, because a number of the Company's services involve the transfer of confidential information, the business, operating results and financial condition of the Company could be materially and adversely affected if Internet users significantly reduce their use of the Internet due to security concerns.

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

ITEM 2.  PROPERTIES

         The Company's corporate headquarters (including its marketing and finance operations) are located in Stamford, Connecticut in approximately 13,800 square feet of office space. The lease for this space expires in 2005. As part of the Company's corporate restructuring which began in November 2001, the Company has eliminated the use of one floor (constituting approximately 6,000 square feet) at its Stamford office. In addition, many of the Company's technical and customer service personnel are located in approximately 14,300 square feet of office space in San Ramon, California. The lease for this space expires in 2005. The Company expects to vacate a portion of the San Ramon office space by mid-2002 as part of the corporate restructuring.

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


                                    High                      Low
                               ---------------          ---------------

2000 First Quarter                 $55.00                    $32.00
     Second Quarter                $42.50                     $4.00
     Third Quarter                 $10.72                     $3.81
     Fourth Quarter                $10.00                     $4.00
2001 First Quarter                  $9.88                     $4.38
     Second Quarter                 $7.13                     $4.35
     Third Quarter                  $5.30                     $1.73
     Fourth Quarter                 $3.95                     $1.50

         As of March 25, 2002, there were approximately 32 stockholders of record of the Company's common stock, although the Company believes that there is a significantly larger number of beneficial owners of its common stock.

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

         After deducting the underwriting discounts and commissions and the offering expenses the estimated net proceeds to the Company from the offering were approximately $78.7 million. The net offering proceeds have been used, in addition to general corporate purposes, to make the following payments: approximately $2.3 million for the purchase and installation of computer equipment to expand transaction processing capabilities; approximately $6.5 million to add develop and add functionality to its Web site; approximately $1.6 million for the build-out of the Company's headquarters in Stamford, Connecticut and expansion of its leased office space in San Ramon, California; and approximately $8.2 million for advertising, marketing and promotional activities. The Company paid $135,000 and $151,000 to Imperial Bank (then the record holder of a majority of the Company's outstanding common stock) in 2000 and 1999, respectively, for the provision of certain general administrative services. In 2001, in connection with the primary insurance coverage provided to the Company by unaffiliated insurance companies as part of Comerica Incorporated's master policies, the Company incurred $11,560 of premiums payable to Comerica Assurance Ltd., another Comerica subsidiary, for insurance on certain deductibles which otherwise would be payable by the Company in the event of casualty losses under these master policies. (See "ITEM 13-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS"). Except as described in the preceding sentence, none of the net offering proceeds have been paid directly or indirectly to any director or officer of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company or an affiliate of the Company. In the future, the Company may use a portion of its net proceeds to acquire or invest in businesses, technologies, products or services (which amount has not been specifically allocated as of the date hereof). Unused proceeds are invested in short-term investments.

Sales of the Company's Common Stock Prior to its Initial Public Offering

         On August 24, 1999, the Company issued 2,400 shares of its common stock to Imperial Bank for a total consideration of $8.00 and 600 shares of common stock to Beranson Holdings, Inc. for a total consideration of $2.00. The Company relied on the exemption under Section 4(2) of the Securities Act of 1933, as amended, because it was an offer made by an issuer not involving a public offering. In connection with the merger of U.S. Audiotex, LLC into the Company, which was effected as of September 30, 1999, the limited liability company interests of Imperial Bank and Beranson Holdings, Inc. in U.S. Audiotex, LLC were exchanged for 11,997,600 and 2,999,400 shares of the Company's common stock, respectively. The merger was an internal corporate reorganization solely involving the existing members of U.S. Audiotex, LLC in order to convert the Company's corporate form into a C- corporation in anticipation of its initial public offering. On November 5, 1999, the Company sold 512,820 shares of its common stock to E*TRADE Group, Inc. for $9.75 per share - resulting in total consideration of $5 million. E*TRADE Group, Inc. is a sophisticated qualified institutional buyer.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the financial statements and the notes to the financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are included elsewhere in this report.


                                                                   Years Ended December 31,
                                                     2001         2000         1999        1998        1997
                                                 ------------ ------------ ------------ ----------- -----------
                                                              (In thousands, except per share data)

STATEMENT OF OPERATIONS DATA:
Net revenues.................................... $     31,445     $ 26,084  $     8,841   $   2,369    $ 1,202

Cost and Expenses:
     Cost of revenues...........................       26,364       20,907        6,345       1,028        669
     Sales and marketing........................        6,568        9,212        1,301         356        330
     Development costs..........................        4,344        2,953        1,032         608        206
     General and administrative.................        8,811       10,042        2,692         590        463
     Depreciation expenses......................        3,368        1,716          288          57         30
     Restructuring and asset abandonment........        6,045           --           --          --         --
     Amortization of deferred stock-based
         compensation...........................       19,803       15,728        7,940          --         --
                                                 --------------------------------------------------------------
          Total operating expenses..............       75,303       60,558       19,598       2,639      1,698
                                                 --------------------------------------------------------------
Loss from operations............................      (43,858)     (34,474)     (10,757)       (270)      (496)
Other income (expense), net.....................        2,537        4,436          357         (55)        (6)
                                                 --------------------------------------------------------------
Net loss........................................ $    (41,321)   $ (30,038)  $  (10,400)  $    (325)   $  (502)
                                                 ==============================================================

Basic and diluted net loss per share............ $      (1.88)   $   (1.40)  $    (0.66)  $   (0.02)   $ (0.03)
                                                 ==============================================================

Weighted-average shares used in computing basic
and diluted net loss per share..................       21,948       21,421       15,677        15,000   15,000
                                                 ==============================================================

BALANCE SHEET DATA:
     Cash and short-term investments............ $     49,130    $  65,898   $   80,825    $  631      $ 182
     Working capital (deficit)..................       42,842       61,502       80,150       392       (221)
     Total assets...............................       59,847       76,263       84,300     1,747        764
     Total debt including current portion.......          708        1,184          597       810        389
     Stockholders' equity (deficit).............       47,594       68,453       81,561       184        (91)

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

Overview

         Official Payments is a leading provider of electronic payment options to government entities, enabling consumers to use their credit cards to pay, through the Internet or by telephone, federal and state income taxes, sales and use taxes, real estate and personal property taxes, tuition payments, utility payments, motor vehicles fees, fines for traffic violations and parking citations and other government- imposed taxes and fees. The Company commenced current operations on June 26, 1996, initially offering its credit card payment services for the payment of fines for traffic violations, parking citations and real estate and personal property taxes. As of December 31, 2001, the Company offered 1,988 services to 1,177 government entities. In 1998, the Company signed a credit card payment contract with the Internal Revenue Service ("IRS") to provide its services for the payment by telephone of personal federal "balance due" income taxes in 1999. In 2000, the Company began processing estimated and extension tax payments, as well. In 2000, the Company entered into a contract with the IRS for an initial one-year term (2001), which the IRS subsequently renewed for an additional year (2002). That contract authorized the Company to collect credit card payments via its Internet platform, as well as by telephone. In August 2001, the Company announced that the IRS had further expanded the scope of its agreement with the Company to include two additional payment categories beginning in 2002: current-year delinquent tax payments and installment agreement tax payments. In the fall of 2001, the Company responded to the IRS's Request for Proposals to enter into a new contract to provide electronic credit card payment services for federal tax payments in 2003, with the IRS having the option to renew such contract for up to four additional one-year terms through 2007. The Company is currently awaiting notification of the IRS's decision pursuant to this request for proposals.

         The Company began providing services for the payment of personal state income taxes in California in December 1998. As of December 31, 2001, the Company was providing, or had entered into contracts to provide (and was in the process of implementing), its payment services for the District of Columbia, as well as the states of Alabama, Arkansas, California, Connecticut, Illinois, Indiana, Iowa, Kansas, Maryland, Minnesota, Mississippi, New Jersey, New York, Ohio, Oklahoma, Rhode Island, Virginia, Washington, West Virginia and Wisconsin. In the first quarter of 2002, the Company entered into an agreement to provide its payment services for the Commonwealth of Pennsylvania. For nearly all of these states, consumers can make payments to these states through both the Company's interactive voice response telephone ("IVR") system and Web site, except for Indiana and Washington where the Company is only authorized to offer its services through the IVR or Internet, respectively. In 2002, the Company has begun offering its electronic payment services to non-governmental entities (e.g., non- government owned utilities, private universities, etc.) who may have a need for such services and wish to realize similar benefits as the Company's government clients.

         The Company's revenues consist primarily of convenience fees, which are transaction fees paid by consumers for using its credit card payment services. For the year ended December 31, 2001, the convenience fees ranged from approximately 2.5% to 8.6% of the amount paid by the consumer per transaction. For processing many payments (including, personal federal and state income tax payments, sales and use tax payments and real estate and personal property tax payments), the amount of the convenience fee charged varies based on the specific amount of the underlying obligation. For processing other types of payments (including fines for traffic violations and parking citations), the amount of the convenience fee charged is fixed, regardless of the specific amount of the underlying obligation. Total revenues have increased significantly since the Company started providing services in January 1999 for personal federal income tax payments.

         For the 2001 fiscal year, convenience fees from payments to the IRS, state agencies and county and municipal agencies accounted for approximately 63%, 13% and 23% of the Company's total revenues, respectively.

         The Company's primary cost of revenues are the merchant discount fees paid to its credit card processors, which, during the year ended December 31, 2001, ranged from approximately 1.5% to 3.0% of the total government obligation paid by the consumer, depending on the credit card used and the type of transaction. The Company also incurs variable telecommunications costs and IVR license royalty fees. The Company's total cost of revenues increased by 26% in 2001 compared to 2000, attributable in large part to a 30% increase in the dollar volume of transactions processed by the Company.

         Processing fines for traffic violations and parking citations produces a significantly higher gross margin than processing income tax, sales and use tax and real estate and personal property tax payments because the convenience fee as a percentage of fines processed is significantly higher. The Company is endeavoring to increase its activity in this higher margin business.

         Operating expenses include cost of revenues, sales and marketing expenses, development costs, general and administrative expenses, depreciation expenses, restructuring charge and asset abandonment and amortization of deferred stock-based compensation. One of the largest component of these expenses was related to the amortization of deferred stock compensation (a non-cash charge), which amounted to $19.8 million in the year ended December 31, 2001. Sales and marketing expenses consist primarily of advertising expenses and salaries and commissions for sales and marketing personnel. Development costs consist primarily of salaries for engineering personnel and consulting expenses relating to research and development activities. General and administrative expenses consist primarily of salaries and other compensation expenses for executive, customer service, finance and administrative personnel.

         The Company has incurred significant losses since inception and expects to continue to incur losses for the foreseeable future. As of December 31, 2001, the Company had an accumulated deficit of approximately $82.8 million. Included as a component of the accumulated deficit is approximately $42.9 million in non-cash charges taken over the past three years for stock compensation. The $42.9 million was initially recorded on the Company's balance sheet as a non-cash deferred charge to recognize the value of stock options granted in the third and fourth quarters of 1999 to certain officers and employees of the Company at exercise prices below the value of the underlying common stock. Beginning in the third quarter of 1999, the deferred charge was being amortized over the three-year stock option vesting period. However, as a result of the acceleration of options under the Company's 1999 Stock Incentive Plan due to Comerica's acquisition of Imperial Bancorp on January 30, 2001, the unamortized portion of this charge was recognized by the Company in the first quarter of 2001.

         The Company also recorded on its balance sheet deferred stock-based compensation totaling $633,000 in the second quarter of 2000. This deferred amount represented the fair market value of restricted shares of common stock granted to employees as performance-based awards and also in replacement of, and in exchange for, cancelled unvested stock options with exercise prices in excess of the current market value. Beginning in June 2000, this deferred amount was amortized on a straight-line basis over a one-year vesting period. As a result of the acceleration of options under the Company's 2000 Stock Incentive Plan due to Comerica's acquisition of Imperial Bancorp, the unamortized portion of this amount was recognized by the Company in the first quarter of 2001.

         In addition, $4.5 million of deferred compensation related to option grants to the Company's former Chief Financial Officer, Brian W. Nocco, which were being amortized over a three-year vesting period (beginning in the third quarter of 1999). Mr. Nocco's employment with the Company terminated during the second quarter of 2000, and in connection therewith and pursuant to Mr. Nocco's previously existing employment contract, the vesting of a number of Mr. Nocco's options was accelerated and the unamortized portion of the deferred stock-based compensation relating to Mr. Nocco was recognized during the second quarter of 2000.

         In November 2001, the Board of Directors approved and the Company initiated a restructuring plan to reduce certain of the Company's operating expenses. The restructuring plan includes a reduction in marketing, administrative and telephony costs, the involuntary termination of 44 employees, and the consolidation of certain facilities. Concurrently, the Company abandoned certain IVR equipment.

Recent Events

         For a discussion of material events involving the Company during the first fiscal quarter of 2002, see the section entitled "Recent Events" in "ITEM 1: BUSINESS."

Critical Accounting Policies and Estimates

         The following discussion and analysis of the Company's financial condition and results of operations is based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company's management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results may vary from these estimates under different assumptions or conditions. On an ongoing basis, management evaluates its estimates, including those related to the allowance for doubtful accounts, estimated useful lives of property and equipment, and the determination of restructuring obligations. These estimates are based on historical experience, business practices and corporate policies, contractual provisions and various other assumptions that are believed to be reasonable under the circumstances.

         The Company's management believes that the following critical accounting policies affect the significant judgments and estimates used in the preparation of the Company's financial statements.

         The Company maintains an allowance for doubtful accounts, reversals and chargebacks from consumers who used the Company's services, estimated losses resulting from the inability of the Company's clients to make payments and other adjustments and allowances. If the amount of reversals and chargebacks increases or the financial condition of the Company's clients were to deteriorate or if they were otherwise unable to make payments to the Company, additional allowances will be required.

         The Company recognized restructuring obligations for involuntary termination benefits, which resulted from actions which were implemented during the year ended December 31, 2001. If certain employees are not involuntarily terminated, or severance amounts are modified, adjustments to the established restructuring obligation may be required.

         The Company recognized facility consolidation costs equal to the portion of the gross obligations payable under existing contractual lease terms from either December 31, 2001 (the date of vacancy, in the case of the Company's Stamford, Connecticut facility), or the expected date the facility will be consolidated (in the case of the Company's San Ramon, California facility). Furthermore, based on uncertainties surrounding the ability of the Company to sublease either facility, and the inability to reasonably estimate any sublease income, the Company has determined that the ability to realize sublease income is not probable and is not estimable. If the Company is able to realize sublease income after executing appropriate sublease arrangements, the facility closing costs may require adjustment.

         In addition, the Company establishes the estimated useful lives of its equipment based on a number of factors, which are, in part, based on management's assessment of the technological capabilities, possible obsolescence, and general technological trends. If technology platforms change, or the cost to purchase better technology decreases, the estimated useful lives of the Company's equipment may require adjustment. The Company has reduced its deferred tax assets to an amount that management reasonably believes is more likely than not to be realized. In taking such action, the Company has estimated future taxable losses in determining the valuation allowance.

Results of Operations

         The following table sets forth, for the periods illustrated, certain statements of operations data expressed as a percentage of total revenues. The data has been derived from the financial statements contained in this report. The operating results for any period should not be considered indicative of results for any future period. This information should be read in conjunction with the financial statements included in this report.


                                                                          Years Ended December 31,
                                                                  2001              2000             1999
                                                           -----------------  --------------  -----------------

STATEMENT OF OPERATIONS DATA:
Net revenues.........................................                100%            100%               100%

Cost and Expenses:
     Cost of revenues................................                 83              80                 72
     Sales and marketing.............................                 21              36                 15
     Development costs...............................                 14              11                 12
     General and administrative......................                 28              38                 31
     Depreciation expenses...........................                 11               7                  3
     Restructuring and asset abandonment.............                 19               -                  -
     Amortization of deferred stock-based
         compensation................................                 63              60                 89
                                                       -----------------  --------------  -----------------
          Total operating expenses...................                239             232                222
                                                       -----------------  --------------  -----------------
Loss from operations.................................               (139)           (132)              (122)
Other income, net....................................                  8              17                  4
                                                       -----------------  --------------  -----------------
Net loss.............................................               (131)%          (115)%             (118)%
                                                       =================  ==============  =================


COMPARISON OF THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Revenues

         Net Revenues. Net revenues increased $5.3 million to $31.4 million for the year ended December 31, 2001 from $26.1 million for the year ended December 31, 2000, an increase of 20%. This increase is primarily attributable to revenues generated from additional payment options added to the Company's existing IRS contract, additional state and county/municipal ("local") clients added during 2001 which resulted in increases in revenue from processing state and local real estate and personal property taxes, and increases in revenue associated with processing an increased volume of transactions for existing government clients. The Company processed $1.2 billion in government payments for the year ended December 31, 2001 compared to $925 million for the year ended December 31, 2000, an increase of 30%.

         Federal Transaction Revenues. Federal transaction revenues consist of fees earned in connection with processing payments related to personal federal balance due, extension and estimated income taxes. Federal transaction fees increased $1.8 million to $19.7 million for the year ended December 31, 2001 from $18.0 million for the year ended December 31, 2000, an increase of 9%. The increase is also attributable to the increase in consumer utilization of the Company's services from the prior fiscal year but offset by decrease of convenience fee rate earned from an average of 2.76% in 2000 to an average of 2.49% in 2001. Federal transaction revenues represented 63% and 69% of total revenues for the years ended December 31, 2001 and 2000, respectively.

         The Company processed approximately 227,000 transactions totaling $792.8 million during the year ended December 31, 2001 compared to approximately 197,000 transactions totaling $650.7 million during the year ended December 31, 2000.

         State Transaction Revenues. State transaction revenues consist of fees earned in connection with processing payments for balance due, extension, estimated and delinquent personal state income taxes, sales and use taxes, and other state fees on behalf of the Company's state clients. State revenues increased $1.7 million to $4.2 million for the year ended December 31, 2001 from $2.5 million for the year ended December 31, 2000, an increase of 68%. The increase from the prior year is primarily due to the increase in the number of clients and payment services added during the 2001 fiscal year. State transaction revenues represented 13% and 10% of total revenues for the years ended December 31, 2001 and 2000, respectively.

         The Company processed approximately 139,800 state transactions totaling $163.6 million during the year ended December 31, 2001 compared to 64,200 transactions totaling $84.8 million during the prior fiscal year.

         Local Transaction Revenues. Local transaction revenues consist of fees earned in connection with processing payments for real estate and personal property taxes, traffic violations, parking citations, fax filing fees, and utility bills for the Company's county and municipal clients. Local transaction revenues increased $1.8 million to $7.2 million for the year ended December 31, 2001 from $5.4 million for the year ended December 31, 2000, an increase of 33%. Revenues from processing real estate and personal property tax payments increased $1.2 million to approximately $4.2 million for the year ended December 31, 2001 from $3.0 million for the year ended December 31, 2000, an increase of 40%. The increase is primarily attributable to an increase in the number of transactions processed and new county and municipal clients added during 2001. Revenues from processing fines for traffic violations, moving violations and other transactions increased $600,000 to $3.0 million for the year ended December 31, 2001 from $2.4 million for the year ended December 31, 2000, an increase of 25%. The increase is primarily attributable to an increase in the number of transactions processed and the addition of new county and municipal clients in 2001. Local transaction revenues represented 23% and 21% of total revenues for the years ended December 31, 2001 and 2000, respectively.

         The Company processed approximately 728,000 local transactions totaling $248.0 million during the year ended December 31, 2001 compared to 572,000 transactions totaling $192.0 million during the prior fiscal year.

         Other Revenues. Other revenues increased $76,000 to $367,000 for the year ended December 31, 2001 from $291,000 for the year ended December 31, 2000, an increase of 26%.

Cost and Expenses

         Cost of Revenues. Cost of revenues increased $5.5 million to $26.4 million for the year ended December 31, 2001 from $20.9 million for the year ended December 31, 2000, an increase of 26%. The largest component of cost of revenues, merchant discount fees, increased $6.0 million to $25.0 million for the year ended December 31, 2001 from $19.0 million for the year ended December 31, 2000, an increase of 32%. Since merchant discount fees are a variable cost, this increase is largely attributable to the additional transaction dollars processed by the Company in 2001. The cost of telephone charges for the Company's IVR system decreased $500,000 to $1.0 million for the year ended December 31, 2001 from $1.5 million for the year ended December 31, 2000, a decrease of 33%. The decrease is primarily attributable to lower rates negotiated with one of the Company's telecommunications carriers and a higher percentage of transactions processed through the Company's Internet platform, which involves a lower cost per transaction than the IVR. Cost of revenues was 83% of total revenues for the year ended December 31, 2001 compared to 80% for the year ended December 31, 2000. Upon the Company's full realization of the anticipated cost reductions associated with the corporate restructuring initiated in November 2001, the Company expects that its costs of revenues will decrease as a percentage of revenues over the next 12-24 months.

         Sales and Marketing. Sales and marketing expenses decreased $2.6 million to $6.6 million for the year ended December 31, 2001 from $9.2 million for the year ended December 31, 2000, a decrease of 28%. This decrease was primarily a result of decreases in both discretionary advertising expenses and sales commissions. Sales and marketing expenses represented 21% of total revenues for the year ended December 31, 2001 compared to 36% for the year ended December 31, 2000.

         Development Costs. Development costs increased $1.3 million to $4.3 million for the year ended December 31, 2001 from $3.0 million for the year ended December 31, 2000, an increase of 43%. The increase is primarily attributable to increased fees incurred from the third-party provider of hosting facilities for the Company's Internet platform. The increase is also attributable to an increase in the number of engineering personnel resulting in an increase in salary and other employee related costs. Development costs represented 14% of total revenues for the year ended December 31, 2001 compared to 11% for the year ended December 31, 2000.

         General and Administrative. General and administrative expenses decreased $1.2 million to $8.8 million for the year ended December 31, 2001 from $10.0 million for the year ended December 31, 2000, a decrease of 12%. This decrease is attributable to a decrease of approximately $700,000 in legal and consulting expenses incurred in the year ended December 2001 compared to the year ended December 31, 2000, as well as a decrease of approximately $500,000 in temporary customer service personnel during the peak April 2001 tax season compared to the April 2000 tax season. General and administrative expenses represented 28% of total revenues for the year ended December 31, 2001 compared to 38% for the year ended December 31, 2000.

         Depreciation Expenses. Depreciation expenses increased $1.7 million to $3.4 million for the year ended December 31, 2001 from $1.7 million for the year ended December 31, 2000, an increase of 100%. The increase is primarily related to the purchase of computer equipment and software and development expense related to adding functionality to the Company's Web site. Depreciation expenses represented 11% of total revenues for the year ended December 31, 2001 compared to 7% for the year ended December 31, 2000.

         Restructuring Charges and Asset Abandonment. In November 2001, the Board of Directors approved and the Company initiated a restructuring plan to reduce certain of the Company's operating expenses. The restructuring plan includes a reduction in marketing, administrative and telephony costs, the involuntary termination of 44 employees, and the consolidation of certain facilities. Concurrently, the Company abandoned certain IVR equipment. Total costs associated with the restructuring and asset abandonment amounted to $6.0 million for 2001. The Company did not have any restructuring charges and assets abandonment for the year ended December 31, 2000. Restructuring charges and asset abandonment represented 19% of total revenues for the year ended December 31, 2001.

         Amortization of deferred stock-based compensation. Amortization of deferred stock-based compensation increased $4.1 million to $19.8 million for the year ended December 31, 2001 from $15.7 million for the year ended December 31, 2000, an increase of 26%. This increase is primarily the result of recognizing the $19.8 million in remaining deferred stock-based compensation for employee stock options that became fully vested as a result of Comerica Incorporated's acquisition of Imperial Bancorp, the parent of the Company's majority controlling stockholder (thereby effectuating a change in control of the Company). Prior to the Comerica/Imperial transaction, the Company expected to amortize the remaining deferred stock- based compensation charge quarterly through the second quarter of 2002. Amortization of deferred stock-based compensation represented 63% of total revenues for the year ended December 31, 2001 compared to 60% for the year ended December 31, 2000.

Other Income, Net

         Other income, net, decreased by $1.9 million to $2.5 million for the year ended December 31, 2001 from $4.4 million for the year ended December 31, 2000, a decrease of 43%. This decrease is directly related to lower interest income resulting from lower average cash balances maintained by the Company and a lower average interest rate earned by the Company on such balances in 2001 compared to 2000.

Provision for Income Taxes

         For federal income tax purposes, the Company has net operating loss ("NOL") carryforwards of approximately $40.3 million and $19.5 million for the year ended December 31, 2001 and 2000, respectively, expiring in various years through 2021. The U.S. Tax Reform Act of 1986 contains provisions that limit the NOL carryforwards available to be used in any given year upon the occurrence of certain events, including a significant change of ownership. Management believes that the change in ownership occurred in connection with Comerica Incorporated's acquisition of Imperial Bancorp and, as a result, the ability of the Company to utilize the NOL's to offset income in the future could be limited.

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


COMPARISON OF THE YEARS ENDED DECEMBER 31, 2000 AND 1999

Revenues

         Net Revenues. Net revenues increased $17.3 million to $26.1 million for the year ended December 31, 2000 from $8.8 million for the year ended December 31, 1999, an increase of 195%. This increase is primarily attributable to revenues generated from additional payment options added to the Company's existing IRS contract, and additional state and county/municipal ("local") clients added during 2000 which resulted in increases in revenue from processing state and local real estate and personal property taxes. The Company processed $927 million in government obligations in the year ended December 31, 2000 compared to $288 million in the year ended December 31, 1999, an increase of 222%.

         Federal Transaction Revenues. Federal transaction revenues consist of fees earned in connection with processing payments related to personal federal balance due, extension and estimated income taxes. Federal transaction fees increased $13.7 million to $18.0 million for the year ended December 31, 2000 from $4.3 million for the year ended December 31, 1999, an increase of 316%. The increase in revenues is primarily related to the two new payment services added during 2000: extension and estimated payments.

         The Company only offered one payment service, balance due, during the prior fiscal year. The increase is also attributable to the increase in the utilization from the prior fiscal year. Federal transaction revenues represented 69% and 49% of total revenues for the years ended December 31, 2000 and 1999, respectively.

         The Company processed approximately 197,000 federal transactions totaling $650.7 million during the year ended December 31, 2000 compared to 44,800 transactions totaling $174.0 million during the prior fiscal year for balance due payments.

         State Transaction Revenues. State transaction revenues consist of fees earned in connection with processing payments for balance due, extension, estimated and delinquent personal state income taxes, sales and use taxes, and other state fees on behalf of the Company's state clients. State revenues increased $1.9 million to $2.5 million for the year ended December 31, 2000 from $557,000 for the year ended December 31, 1999, an increase of 341%. The increase from the prior year is primarily due to the increase in the number of clients and payment services added during the 2000 fiscal year. State transaction revenues represented 10% and 6% of total revenues for the years ended December 31, 2000 and 1999, respectively.

         The Company processed approximately 64,200 state transactions totaling $84.8 million during the year ended December 31, 2000 compared to approximately 16,500 transactions totaling $15.7 million during the prior fiscal year.

         Local Transaction Fees. Local transaction revenues consist of fees earned in connection with processing payments for real estate and personal property taxes, traffic violations, parking citations, fax filing fees, and utility bills for the Company's county and municipal clients. Local transaction revenues increased $1.7 million to $5.4 million for the year ended December 31, 2000 from $3.7 million for the year ended December 31, 1999, an increase of 46%. Revenues from processing real estate and personal property tax payments increased $1.2 million to approximately $3.0 million for the year ended December 31, 2000 from $1.8 million for the year ended December 31, 1999, an increase of 67%. The increase is primarily attributable to an increase in the number of transactions processed and new county and municipal clients added during 2000. Revenues from processing fines for traffic violations, moving violations and other transactions increased $495,000 to $2.4 million for the year ended December 31, 2000 from $1.9 million for the year ended December 31, 1999, an increase of 26%. The increase is primarily attributable to an increase in the number of transactions processed. Local transaction revenues represented 21% and 42% of total revenues for the years ended December 31, 2000 and 1999, respectively.

         The Company processed approximately 572,000 transactions totaling $192.0 million during the year ended December 31, 2000 compared to approximately 371,000 transactions totaling $97.0 million during the prior fiscal year.

         Other Revenues. Other revenues increased $42,000 to $291,000 for the year ended December 31, 2000 from $249,000 for the year ended December 31, 1999, an increase of 17%.

Cost and Expenses

         Cost of Revenues. Cost of revenues increased $14.6 million to $20.9 million for the year ended December 31, 2000 from $6.3 million for the year ended December 31, 1999, an increase of 232%. The largest component of cost of transaction fees, merchant discount fees, increased $13.2 million to $19.0 million for the year ended December 31, 2000 from $5.8 million for the year ended December 31, 1999, an increase of 228%. Since merchant discount fees are a variable cost, this increase is largely attributable to the additional transaction dollars processed by the Company in 2000. The cost of telephone charges for the Company's IVR system increased $1.2 million to $1.5 million for the year ended December 31, 2000 from $318,000 for the year ended December 31, 1999, an increase of 377%. These increases were due to the corresponding increase in revenue. Cost of transaction fees was 80% of total revenues for the year ended December 31, 2000 compared to 72% for the year ended December 31, 1999. The increase is also attributable to the increase in Internet costs from the prior fiscal year, which is consistent with the increase in the number of Internet transactions processed during the year ended December 31, 2000.

         Sales and Marketing. Sales and marketing expenses increased $7.9 million to $9.2 million for the year ended December 31, 2000 from $1.3 million for the year ended December 31, 1999, an increase of 608%. This increase is primarily attributable the Company's discretionary advertising campaign for its payment services which totaled $5.2 million for the year ended December 31, 2000. Advertising expenses totaled $69,000 in the prior fiscal year. The increase is also attributable to an increase in the number of sales and marketing personnel to handle additional growth in business and in anticipation of future growth. An increase in commission payments to the Company's sales employees also contributed to the increase in sales and marketing expenses from the prior fiscal year. Sales and marketing expenses represented 36% of total revenues for the year ended December 31, 2000 compared to 15% for the year ended December 31, 1999.

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

         Amortization of deferred stock-based compensation. Amortization of deferred stock-based compensation increased $7.8 million to $15.7 million for the year ended December 31, 2000 from $7.9 million for the year ended December 31, 1999, an increase of 99%. This increase is primarily attributable to a full year's amortization of deferred stock-based compensation in 2000 (representing 60% of total revenues for the year ended December 31, 2000) compared to a partial year's amortization in 1999 (representing 89% of total revenues for the year ended December 31, 1999).

Other Income, Net

         Other income, net, which consists of interest income, interest expense and other non- operating expenses, increased primarily due to interest income resulting from investment of the proceeds from the Company's initial public offering. Other income, net, increase by $4.0 million to $4.4 million for the year ended December 31, 2000 from $357,000 for the year ended December 31, 1999. This increase is directly related to higher interest income resulting from higher average cash balances maintained by the Company in 2000 compared to 1999.

Provision for Income Taxes

         For federal income tax purposes, the Company has net operating loss ("NOL") carryforwards of approximately $19.5 million and $1.1 million for the year ended December 31, 2000 and 1999, respectively, expiring in 2020 and 2019. The U.S. Tax Reform Act of 1986 contains provisions that limit the NOL carryforwards available to be used in any given year upon the occurrence of certain events, including a significant change of ownership. Management believes that a change in ownership occurred in connection with Comerica Incorporated's acquisition of Imperial Bancorp and, as a result, the ability of the Company to utilize the NOL's to offset income in the future could be limited.

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

Liquidity and Capital Resources

         In November 1999, the Company completed its initial public offering and realized net proceeds of approximately $78.7 million and the working capital was $80.2 million at December 31, 1999. As of December 31, 2000, the Company had $65.9 million in cash and short-term investments and $61.5 in working capital. As of December 31, 2001, the Company had $49.1 million in cash and short-term investments and $42.8 million in working capital.

         Net cash used in operating activities was $12.7 million, $9.6 million and $2.1 million for the years ended December 31, 2001, 2000 and 1999. The cash used in operating activities for the years ended December 31, 2001, 2000 and 1999 was primarily the result of the Company's net loss and increases in accounts receivable, offset by increases in accounts payable, accrued expenses and restructuring obligations.

         Net cash from investing activities was $12.3 million and $10.0 million for the year ended December 31, 2001 and 2000. Net cash used in investing activities was $79.9 million for the year ended December 31, 1999. Cash from investing activities primarily reflect proceeds from the sale of short-term investments, offset by purchases of property and equipment during the year ended December 31, 2001 and 2000. The Company used most of the proceeds from its initial public offering to purchase short-term investments during the year ended December 31, 1999.

         Net cash provided by financing activities was $183,000, $1.8 million and $83.0 million for the years ended December 31, 2001, 2000 and 1999. The cash generated in 2001 was primarily related to stock option exercises. The cash generated in 2000 was primarily related to stock option exercises and proceeds from a sale-leaseback transaction for IVR equipment. The cash generated in 1999 was primarily related to the proceeds of the Company's initial public offering and the sale of its common stock to E*Trade Group, Inc. Cash generated in 1999 was partially offset by repayments of bank loans, shareholder loans, and capital leases.

         The Company believes that, based on its current business plan, existing cash and investments will be sufficient to meet operating activities, capital expenditures and other obligations for at least the next two years.

Seasonality and Fluctuation of Quarterly Results

         The Company has generally experienced fiscal quarter-over-fiscal quarter revenue growth with some seasonal fluctuations, primarily in the second quarter. The fiscal quarter-over-fiscal quarter revenue growth is due to an increase in the number of government clients and payment services and an increase in utilization rates generally. The larger revenues in the second quarter are due to processing personal federal and state balance due income tax payments in the month of April. The Company expects that results for the second quarter of future years will continue to be impacted by the April 15th deadline for paying personal federal and state income taxes. In addition, the Company's revenues are also impacted by the timing of federal and state estimated personal income tax payments (which are made quarterly) and local real estate and personal property tax payments (which are made only once or twice per year in many jurisdictions).

         Cost of revenues as a percentage of total revenues was significantly higher in the second quarter than in other quarters as a result of processing personal federal and state balance due income tax payments, which have significantly lower margins than certain other payment types. This is due to the fact that the convenience fee is generally lower as a percentage of large government payments, such as income taxes, while the primary cost of sales (i.e., merchant discount fees) is relatively constant as a percentage of the payment amount.

         In 2001, the Company spent $17.0 million for its operations and capital expenditures. When the Company's restructuring is fully implemented by the end of November 2002, the Company expects this level of annual operating costs to be reduced significantly.

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

Obligations, Commitments and Contingencies

         As of December 31, 2001, the contractual cash obligations of the Company were as follows (in thousands):


                                                                                         2006 &
                                         FY2002      FY2003     FY2004      FY2005     Thereafter        Total
                                       ----------- ---------- ----------- ----------- ------------- ---------------
Capital Leases                           $     543   $    228    $      -   $       -   $         -    $        771

Minimum rental commitments                     670        684         698         335             -           2,387

Restructuring obligations
     excluding rental commitments            1,728        325         325         325           287           2,990

                                       ----------- ---------- ----------- ----------- ------------- ---------------
Total cash obligations                   $   2,941   $  1,237    $  1,023   $     660   $       287    $      6,148
                                       =========== ========== =========== =========== ============= ===============


         Of the $2.4 million of minimum rental commitments, the Company has taken $1.1 million in future lease payments as part of its restructuring charge in November 2001.

Related Party Transactions

         In January 1998, Imperial Bank (the predecessor majority stockholder of the Company) increased its ownership interest of U.S. Audiotex LLC from 20% to 80% by purchasing a 60% membership interest, or 75% of Beranson Holdings, Inc.'s membership interest, from Beranson Holdings, Inc. for $3,010,000, of which Imperial Bank immediately paid $2,510,000 Beranson. Upon the Company's incorporation on August 24, 1999, Imperial Bank paid the remaining $500,000 balance (and $82,000 of accrued interest) to Beranson. U.S. Audiotex LLC was merged into the Company in September 1999, with the Company being the surviving entity.

         In 1999 Imperial Bank and Beranson Holdings, Inc. made advances to the Company under lines of credit in the combined amount of $2.8 million which bears interest at a floating rate equal to Imperial Bank's prime rate plus 2% per annum. The Company repaid the balance of all amounts outstanding, together with the accrued interest, prior to December 31, 1999.

         Comerica Bank-California (the successor by merger to Imperial
Bank) is one of the merchant banks the Company uses to process credit card transactions and perform merchant credit card settlement services. During 2001, 2000, and 1999, the Company paid Comerica Bank-California/Imperial Bank approximately $8.2 million, $5.8 million, and $2.1 million, respectively, for performing these processing and settlement services, which represent 33%, 31%, and 33%, respectively, of the total merchant discount fees paid by the Company during those periods.

         Comerica Bank-California/Imperial Bank has provided other services to the Company. These services included payroll processing, benefits administration and employee recruiting. During the fiscal year ended December 31, 2000, the Company paid Imperial a fee of $135,000 for these services. The Company did not pay any fees to Comerica Bank-California/ Imperial for these services in 2001, because effective January 1, 2001, the Company began administering its payroll processing and benefits programs internally and through unaffiliated third-party vendors.

         Comerica Bank-California guarantees the performance of the Company's obligations under six equipment leases. These leases are comprised of a master lease agreement with one lessor for five leases for various furniture and computer equipment and a separate lease agreement for network equipment. Comerica Bank-California will continue to guarantee the six leases until the leases expire.

         Starting in November 2001, the Company obtained its corporate insurance as part of Comerica Incorporated's master policies, and pays its allocated premiums for coverage to independent third-party carriers. In addition, in 2001 the Company incurred $11,560 of premiums payable to Comerica Assurance Ltd., another Comerica subsidiary, for insurance on certain deductibles which otherwise would be payable by the Company in the event of casualty losses under these master policies.

         Bruce Nelson, one of the Company's directors, provided certain consulting services in connection with the Company's marketing and advertising campaigns and corporate positioning strategies, in consideration for which the Company paid Mr. Nelson a $50,000 annual fee. Effective October 2001, he was no longer providing these consulting services.

Recent Accounting Pronouncements

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

         Upon adoption of FAS 142, amortization of existing goodwill would cease and the remaining book value would be tested for impairment at least annually at the reporting unit level using a new two-step impairment test. Amortization of goodwill recorded on equity investments would also cease, but this embedded goodwill will continue to be tested for impairment under current accounting rules for equity investments. In addition, there would be adjustments to the equity in net income of affiliates line item to reflect the impact of adopting these new Statements on the operations of equity investments. The Company will adopt both Statements on January 1, 2002 and the Company does not have any goodwill as of December 31, 2001. The Company does not expect the adoption of these Statements to have a material effect on its financial position or results of operations.

         In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This Statement establishes a single accounting model, based on the framework established in FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include more disposed transactions. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt FAS 144 for the fiscal year 2002 and does not expect that the adoption of this statement will have a material effect on the Company's financial position or results of operations.

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

         The table below represents principal amounts and related weighted-average interest rates by year of maturity for the Company's cash and short-term investment portfolio.


                                       FY2002     FY2003    FY2004     FY2005     FY2006     Thereafter    Total
                                     ---------- ---------- ---------  ---------  ---------  ------------ ----------
Cash                                  $   3,569     $    -    $    -     $    -     $    -      $      -  $   3,569

         Average interest rate            0.00%      0.00%     0.00%      0.00%      0.00%         0.00%

Short-term investments                   45,561          -         -          -          -             -     45,561

         Average interest rate            1.77%      0.00%     0.00%      0.00%      0.00%         0.00%
                                     ---------- ---------- ---------  ---------  ---------  ------------ ----------
Total cash and investments             $ 49,130     $    -    $    -     $ -        $    -      $      -   $ 49,130
                                     ========== ========== =========  =========  =========  ============ ==========



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's financial statements and the related notes thereto, together with the Report of the Independent Auditors, are included or incorporated by reference elsewhere herein. Reference is made to the "INDEX TO FINANCIAL STATEMENTS" following the signature pages hereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.


                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the sections entitled "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" in the Company's proxy statement for its Annual Meeting of Stockholders to be held on May 7, 2002 and to be filed with the Securities and Exchange Commission no later than 120 days after the close of the 2001 fiscal year (the "Proxy Statement") is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

         The information contained in the Proxy Statement under the sections entitled "ELECTION OF DIRECTORS-Certain Information Concerning the Board of Directors," "EXECUTIVE OFFICER COMPENSATION," and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" is incorporated herein by reference in response to this item. Such information incorporated by reference shall not be deemed to incorporate by reference specifically the information referred to in Item 402(a)(8) of Regulation S-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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


                                                                                             Page Number

Independent Auditors' Report............................................................         F-2
Balance Sheets as of December 31, 2001 and 2000.........................................         F-3
Statements of Operations for the years ended December 31, 2001, 2000 and
         1999...........................................................................         F-4
Statements of Stockholders' Equity for the years ended December 31, 2001,
         2000 and 1999..................................................................         F-5
Statements of Cash Flows for the years ended December 31, 2001, 2000 and
         1999...........................................................................         F-6
Notes to Financial Statements...........................................................         F-7


         2.  Financial Statement Schedules

         The following financial statement schedule of the Company for each of the years ended December 31, 2001, 2000 and 1999 should be read in conjunction with the Financial Statements, and related notes thereto, of the Company.


                                                                                             Page Number

Schedule II--Valuation and Qualifying Accounts..........................................         S-1


         Schedules other than the one listed above have been omitted since they are either not required, not applicable, or the information has otherwise been included.

         3.  Exhibits

         The exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report on Form 10-K.

(b)      Reports on Form 8-K

         On November 27, 2001, the Company filed a Current Report on Form 8-K to announce its corporate restructuring.


                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 29, 2002

                                          OFFICIAL PAYMENTS CORPORATION


                                          By: /s/ Thomas R. Evans
                                             -------------------------------
                                             Thomas R. Evans
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2002.


       SIGNATURE                                      TITLE
       ---------                                      -----


         /s/ Thomas R. Evans           Chairman of the Board and Chief
-----------------------------------    Executive Officer
           Thomas R. Evans


        /s/ Edward J. DiMaria          Chief Financial Officer
-----------------------------------    (Principal Financial and Accounting
          Edward J. DiMaria            Officer)


           /s/ Andrew Cohan            Director
-----------------------------------
             Andrew Cohan


       /s/ Christos M. Cotsakos        Director
-----------------------------------
         Christos M. Cotsakos


                                       Director
-----------------------------------
       George L. Graziadio, Jr.


          /s/ John D. Lewis            Director
-----------------------------------
            John D. Lewis


          /s/ Lee E. Mikles            Director
-----------------------------------
            Lee E. Mikles


           /s/ Bruce Nelson            Director
-----------------------------------
             Bruce Nelson



                             INDEX TO EXHIBITS


         EXHIBIT
           NO.                                                        DESCRIPTION
--------------------------           ---------------------------------------------------------------------

           3.1                       Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on
                                     Form S-1 (No. 333-87325), dated September 17, 1999.*
          3.1.1                      Certificate of Amendment to the Certificate of Incorporation of the
                                     Registrant, filed as Exhibit 3.1.1 to Amendment No. 1 (dated
                                     October 26, 1999) to the Company's Registration Statement on
                                     Form S-1 (No. 333-87325).*
           3.2                       Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No. 333-
                                     87325).*
           4.1                       Common Stock Specimen, incorporated by reference to Exhibit 4.1 to Amendment No. 4 (dated November 18, 1999) to the Company's
                                     Registration Statement on Form S-1 (No. 333-87325).*
           4.2                       Stock Purchase Agreement dated as of November 3, 1999 between
                                     Official Payments Corporation and E*TRADE Group, Inc, filed as
                                     Exhibit 4.2 to Amendment No. 2 (dated November 5, 1999) to the
                                     Company's Registration Statement on Form S-1 (No. 333-87325).*
          4.2.2                      Amendment No. 1 to Stock Purchase Agreement dated as of
                                     November 8,1999 among Official Payments Corporation,
                                     E*TRADE Group, Inc. and Imperial Bank, filed as Exhibit 4.2.2 to
                                     Amendment No. 3 (dated November 16, 1999) to the Company's
                                     Registration Statement on Form S-1 (No. 333-87325).*
           4.3                       Registration Rights Agreement dated as of October 15, 1999 between Imperial Bank and U.S. Audiotex Corporation, filed as
                                     Exhibit 4.3 to Amendment No. 4 (dated November 18, 1999) to the
                                     Company's Registration Statement on Form S-1 (No. 333-87325).*
           4.4                       Registration Rights Agreement dated as of October 15, 1999 between Beranson Holdings, Inc. and U.S. Audiotex Corporation,
                                     filed as Exhibit 4.4 to Amendment No. 4 (dated November 18,
                                     1999) to the Company's Registration Statement on Form S-1 (No.
                                     333-87325).*
           10.1                      Amended Employment Agreement, dated as of September 14, 1999, by and among U.S. Audiotex Corporation, Imperial Bank and
                                     Thomas R. Evans, filed as Exhibit 10.1 to the Company's
                                     Registration Statement on Form S-1 (No. 333-87325).*
           10.2                      Employment Agreement, dated August 24, 1999, between U.S.
                                     Audiotex Corporation and Kenneth Stern, filed as Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 333-87325).*
           10.3                      1999 Stock Incentive Plan, as amended, filed as Exhibit 10.2 to the Company's Form 10-Q for the period ended March 31, 2000.*
           10.4                      2000 Stock Incentive Plan, filed as Exhibit 4.4 to the
                                     Company's Registration Statement on Form S-8, dated June 2,
                                     2000.*
           10.5                      Contract, between Internal Revenue Service and the Company, filed as Exhibit 10.1 to the Company's Form 10-Q for the period ended
                                     March 31, 2000.*
           10.6                      Subcontract with Novus Services, Inc., dated November 30, 1998, of the IVR Services Agreement with the California Franchise Tax
                                     Board, incorporated by reference to Exhibit 10.8 to Amendment No.
                                     1 (dated October 26, 1999) to the Company's Registration Statement
                                     on Form S-1 (No. 333-87325).*
           10.7                      Processing Agreement, dated as of July 16, 1995, by and between
                                     Imperial Bank and U.S. Audiotex LLC, incorporated by reference to
                                     Exhibit 10.9 to Amendment No. 1 (dated October 26, 1999)to the
                                     Company's Registration Statement on Form S-1 (No. 333-87325).*
           10.8                      Employment Agreement, dated September 30, 1999, between U.S.
                                     Audiotex Corporation and Michael Presto, incorporated by
                                     reference to Exhibit 10.12 to Amendment No. 2 (dated November
                                     5, 1999) to the Company's Registration Statement on Form S-1
                                     (No. 333-87325).*
           10.9                      Employment Agreement, dated September 30, 1999, between U.S.
                                     Audiotex Corporation and Michael Barrett, incorporated by
                                     reference to Exhibit 10.13 to Amendment No. 2 (dated November
                                     5, 1999) to the Company's Registration Statement on Form S-1
                                     (No. 333-87325).*
          10.10                      Employment Agreement, dated August 9, 2000, between Edward J.
                                     DiMaria and Official Payments Corporation, filed as Exhibit 10.1 to the Company's Form 10-Q for the period ended June 30, 2000.*
          10.11                      Severance Agreement, dated November 13, 2001, between Mitchell
                                     H. Gordon and Official Payments Corporation.
           23.1                      Consent of KPMG LLP.

-------------

*    Previously filed



                       OFFICIAL PAYMENTS CORPORATION

                       INDEX TO FINANCIAL STATEMENTS



                                                                                                          Page
                                                                                                         Number

Independent Auditors' Report......................................................................        F-2
Balance Sheets as of December 31, 2001 and 2000...................................................        F-3
Statements of Operations for the years ended December 31, 2001, 2000 and 1999.....................        F-4
Statements of Stockholders' Equity for the years ended December 31, 2001, 2000
and 1999..........................................................................................        F-5
Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.....................        F-6
Notes to Financial Statements  ...................................................................        F-7
Schedule II-Valuation and Qualifying Accounts for the years ended December 31,
2001, 2000 and 1999...............................................................................        S-1



                        Independent Auditors' Report


To The Board of Directors and Stockholders of
Official Payments Corporation:

         We have audited the accompanying balance sheets of Official Payments Corporation as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audit of the financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Official Payments Corporation at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    /s/ KPMG LLP


New York, New York
January 22, 2002


                       OFFICIAL PAYMENTS CORPORATION
                               BALANCE SHEETS
              (in thousands, except share and per share data)



                                                                     December 31,             December 31,
                                                                         2001                     2000
                                                                   -----------------        ----------------
ASSETS
Current assets:
     Cash..................................................        $        3,569           $       3,783
     Short-term investments................................                45,561                  62,115
     Accounts receivable, net of allowance for
             doubtful accounts of $242 and $111 in 2001
             and 2000......................................                 3,666                   2,210
     Prepaid expenses and other current assets.............                   105                     600
                                                                   --------------           -------------
          Total current assets.............................                52,901                  68,708
Property and equipment, net................................                 6,902                   7,511
Other assets                                                                   44                      44
                                                                   --------------           -------------
          Total assets.....................................         $      59,847           $      76,263
                                                                   ==============           =============

LIABILITIES AND STOCKHOLDERS'
EQUITY
Current liabilities:
     Accounts payable......................................        $        3,323           $       1,023
     Accrued merchant discount fees........................                 1,775                   1,123
     Accrued payroll.......................................                   274                     454
     Accrued expenses......................................                 2,106                   4,026
     Restructuring obligations.............................                 2,038                      --
     Current portion of capital lease obligations..........                   543                     580
                                                                   --------------           -------------
           Total current liabilities.......................                10,059                   7,206
Long-term portion of capital lease obligations.............                   165                     604
Long-term restructuring obligations........................                 2,029                      --
                                                                   --------------           -------------
           Total liabilities...............................                12,253                   7,810
                                                                   --------------           -------------

Stockholders' equity:
      Common stock, $.01 par value; 150,000,000 shares authorized;
           21,981,615 and 21,505,770 shares issued and outstanding as of
           December
           31, 2001 and 2000...............................                   220                     215
      Additional paid-in capital...........................               130,127                 129,473
      Deferred stock compensation..........................                    --                 (19,803)
      Accumulated deficit..................................               (82,753)                (41,432)
                                                                   --------------           -------------
                  Total stockholders' equity...............                47,594                  68,453
                                                                   --------------           -------------
             Total liabilities and stockholders' equity....         $      59,847           $      76,263
                                                                   ==============           =============

                                  See accompanying notes to financial statements.



                                           OFFICIAL PAYMENTS CORPORATION
                                             STATEMENTS OF OPERATIONS
                                       (in thousands, except per share data)


                                                                       Years Ended December 31,
                                                                 2001           2000            1999
                                                            -------------- --------------- ---------------

Net revenues.......................................         $      31,445  $      26,084   $       8,841

Cost and expenses:
     Cost of revenues..............................                26,364         20,907           6,345
     Sales and marketing...........................                 6,568          9,212           1,301
     Development costs.............................                 4,344          2,953           1,032
     General and administrative....................                 8,811         10,042           2,692
     Depreciation expenses.........................                 3,368          1,716             288
     Restructuring and asset abandonment...........                 6,045             --              --
     Amortization of deferred stock-based
         compensation..............................                19,803         15,728           7,940
                                                            -------------  -------------   -------------
          Total operating expenses.................                75,303         60,558          19,598
                                                            -------------  -------------   -------------
Loss from operations...............................               (43,858)       (34,474)        (10,757)
Other income, net..................................                 2,537          4,436             357
                                                            -------------  -------------   -------------
Net loss...........................................         $     (41,321) $     (30,038)   $    (10,400)
                                                            =============  =============   =============

Basic and diluted net loss per share...............         $       (1.88) $       (1.40)   $      (0.66)
                                                            =============  =============   =============

Weighted-average shares used in computing
basic and diluted net loss per share...............                21,948         21,421          15,677
                                                            =============  =============   =============



                                  See accompanying notes to financial statements.



                                           OFFICIAL PAYMENTS CORPORATION
                                        STATEMENTS OF STOCKHOLDERS' EQUITY
                                                  (in thousands)

                                                                               Deferred                     Total
                                          Common Stock          Additional      Stock        Accumu-        Stock-
                                     -----------------------      Paid-in      Compen-        lated        holders'
                                            Shares  Amount        Capital       sation      (Deficit)       Equity
                                     ------------ ----------   ------------- ------------ --------------  ----------
Balance at December 31,
1998.............................          15,000   $    150   $     1,028  $        --     $   (994)     $    184
Deferred stock compensation......              --         --        42,905      (42,905)          --            --
Amortization of stock-based
    compensation.................              --         --            --        7,940           --         7,940
Services performed by stock
    holder.......................              --         --           118           --           --           118
Issuance of common stock.........             513          5         4,995           --           --         5,000
IPO proceeds, net of issuance
    costs of $7,532..............           5,750         58        78,661           --           --        78,719
Net loss.........................              --         --            --           --      (10,400)      (10,400)
                                     ------------ ---------- ------------- ------------ --------------  ------------
Balance at December 31,
1999.............................          21,263        213       127,707      (34,965)     (11,394)       81,561
                                     ------------ ---------- ------------- ------------ --------------  ------------

Deferred stock compensation......             128          1           565         (566)          --            --
Amortization of stock-based
    compensation.................              --         --            --       15,728           --        15,728
Exercise of stock options........             115          1         1,201           --           --         1,202
Net loss.........................              --         --            --           --      (30,038)      (30,038)
                                       ---------- ---------- ------------- ------------ --------------- ------------
Balance at December 31,
2000.............................          21,506        215       129,473      (19,803)     (41,432)       68,453
                                       -----------------------------------------------------------------------------

Cancellation of restricted stock               (1)        --            (4)          --           --            (4)
Amortization of stock-based
    compensation......................         --         --            --       19,803           --        19,803
Exercise of stock options.............        477          5           658           --           --           663
Net loss..............................         --         --            --           --       (41,321)     (41,321)
                                       ---------- ---------- ------------- ------------ --------------- ------------
Balance at December 31, 2001..........     21,982  $     220      $130,127  $        --    $  (82,753)   $  47,594
                                       ========== ========== ============= ============ =============== ============



                                See accompanying notes to financial statements.



                                           OFFICIAL PAYMENTS CORPORATION
                                             STATEMENTS OF CASH FLOWS
                                                  (in thousands)


                                                                                 Years Ended December 31,
                                                                       ------------------------------------------------
                                                                           2001            2000             1999
                                                                       --------------  --------------   ---------------
Operating Activities:
      Net loss................................................          $   (41,321)    $   (30,038)     $   (10,400)
      Adjustments to reconcile net loss
          to net cash used in operating
          activities:
                 Depreciation.................................                3,368           1,716              288
                 Asset abandonment............................                1,519              --               --
                 Bad debt expense.............................                   57              59               47
                 Amortization of deferred stock-based
                        compensation..........................               19,803          15,728            7,940
                 Services performed by related party..........                   --              --              118
                 Changes in operating assets and
                  liabilities:
                        Accounts receivable...................               (1,513)         (1,134)            (628)
                        Prepaid expenses and other current assets               495            (106)            (820)
                        Accounts payable and accrued merchant
                               discount fees, payroll and expenses              852           4,183            1,389
                        Current and long-term restructuring
                             obligations.....................                 4,067              --               --
                                                                       ------------    ------------     ------------
                               Net cash used in operating
                               activities.....................              (12,673)         (9,592)          (2,066)

Investing Activities:
      Net (purchases) maturities of short-term
               investments....................................               16,554          17,067          (78,871)
      Capital expenditures....................................               (4,278)         (7,094)          (1,054)
                                                                       ------------    ------------     ------------
                           Net cash provided by (used in)
                           investing activities...............               12,276           9,973          (79,925)

Financing Activities:
      Proceeds from issuance of common stock..................                   --              --           83,719
      Proceeds from stock option exercises....................                  658           1,202               --
      Repayment of notes payable to related party.............                   --              --           (3,300)
      Borrowing on sale-leaseback agreement...................                   --             857               --
      Notes payable to related party..........................                   --              --            2,800
      Repayment of notes payable and capital leases...........                 (475)           (300)            (216)
                                                                       ------------    ------------     ------------
                               Net cash provided by financing
                               activities.....................                  183           1,759           83,003
                                                                       ------------    ------------     ------------
      Net increase (decrease)  in cash........................                 (214)          2,140            1,012
      Cash at the beginning of the year.......................                3,783           1,643              631
                                                                       ------------    ------------     ------------
      Cash at the end of the year.............................         $      3,569    $      3,783     $      1,643
                                                                       ============    ============     ============
      Supplemental disclosure:
                  Interest paid...............................         $        112    $        319     $        185
                  Assets acquired through capital leases......         $        --     $        968     $        503
                                                                       ============    ============     ============



                                  See accompanying notes to financial statements.


                       OFFICIAL PAYMENTS CORPORATION
                       NOTES TO FINANCIAL STATEMENTS



1.  Description of Business and Summary of Significant Accounting Policies

Description of Business

         Official Payments Corporation (the "Company" or "Official Payments") is a leading provider of electronic payment options to government entities, enabling consumers to use their credit cards to pay, through the Internet or by telephone, personal federal and state income taxes, sales and use taxes, real estate and personal property taxes, tuition payments, motor vehicles fees, fines for traffic violations and parking citations and other government-imposed taxes and fees. The Company commenced current operations on June 26, 1996, initially offering its credit card payment services for the payment of fines for traffic violations, parking citations and real estate and personal property taxes. In 1998, the Company signed a credit card payment contract with the IRS to provide its services for the payment by telephone of personal federal "balance due" income taxes in 1999. In 2000, the Company began processing estimated and extension tax payments, as well. In 2000, the Company entered into a contract with the IRS for an initial one-year term (2001), which the IRS subsequently renewed for an additional year (2002). That contract authorized the Company to collect credit card payments via its Internet platform, as well as by telephone. In August 2001, the Company announced that the IRS had further expanded the scope of its agreement with the Company to include two additional payment categories beginning in 2002: current- year delinquent tax payments and installment tax payments.

         Comerica Incorporated, a financial holding company, is the record owner of approximately 54% of the outstanding common stock of the Company. Comerica obtained this ownership interest upon its January 2001 acquisition of Imperial Bancorp (the parent of Imperial Bank, which was then the holder of the majority interest in the Company).

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. Significant estimates embedded in the financial statements include the allowance for sales returns, doubtful accounts, restructuring obligations and facility consolidations. With respect to estimating the allowance for doubtful accounts, management analyzes its historical reversals and chargeback experience, the aging of accounts receivable, customer and product specific factors and client credit worthiness. In determining restructuring obligations, management considered the number of individuals affected by the action, the expected date of termination and agreed upon severance amount. In addition, for lease termination obligations, management considered the actual or expected date of termination and did not consider any possible sublease income since the realization of sublease income is not probable and is not estimable.

Reclassification

         Certain amounts in financial statements for prior years have been reclassified to conform to the current year's presentation.

Cash and Restricted Cash

         Cash consists of demand deposits and certificates of deposit with original maturities of three months or less.

         In December 1999, the Company entered into a letter of credit agreement to secure a facilities operating lease for the corporate headquarters located in Stamford, Connecticut. As part of this agreement, the Company is required to hold a three-month certificate of deposit as a form of security for the letter of credit. As of December 31, 2001, the three-month certificate of deposit amounted to $151,430.

Short-Term Investments

         As of December 31, 2001, the Company had short-term investments of $45.6 million. The Company classifies its short-term investments as "available-for-sale." Financial instruments classified as short-term investments include government securities and commercial paper (with a Standard and Poor's rating of A-1 or better), mostly with remaining maturity dates of less than twelve months. Such investments are recorded at cost, which approximates fair value based on quoted market prices.

Concentration of Credit Risk

         Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalent, short-term investments and accounts receivable. The Company performs ongoing credit evaluations of its clients and generally does not require collateral. Uncollectible accounts have been insignificant to date. The Company had one client that accounted for greater than 10% of accounts receivable at December 31, 2001.

         In the year ended December 31, 2001 and 2000, transaction fees from IRS payments accounted for 63% and 69% of total revenues, respectively.

         Most of the Company's agreements with its clients (including the IRS) can be terminated by the respective client without cause on short notice, generally 30 to 90 days. In addition, a client may choose not to renew its contract with the Company or may not choose the Company's proposal in response to a request for proposals to perform additional services or the existing service in subsequent time periods. If one of the Company's larger existing government clients (such as the IRS) chooses to terminate its contract or memorandum of understanding with the Company, the business, operating results and financial condition of the Company could be materially and adversely affected.

Internally Developed Software

         The Company has adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", which requires that certain costs for the development of internal use software should be capitalized, including the costs of coding, software configuration, upgrades and enhancements. Upon completion of the application and infrastructure development stage, the Company amortizes these costs on a straight-line basis over an estimated useful life of three years. In the 2001, 2000 and 1999 fiscal years, during the application and infrastructure development stage, the Company capitalized approximately $3.7 million, $2.8 million and $200,000 of internally developed software costs, respectively. Virtually all of the costs that were capitalized during 2001 and 2000 were for the development of the Company's Web site that allows consumers to pay their taxes via the Internet. The net book value of these costs is approximately $4.8 million, $2.9 million and $94,000 as of December 31, 2001, 2000 and 1999, respectively.

Property and Equipment

         Property and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the property and equipment, generally three years for purchased software and office equipment and five years for furniture and fixtures. Leasehold improvements are amortized using the straight-line method over the shorter of the respective lease term or the estimated useful life of the asset. Effective 2001, the Company revised certain of its estimated lives for specific depreciable assets and abandoned specific equipment that resulted in a $1.5 million increase in the Company's net loss for the year ended December 31, 2001. The estimated lives of certain equipment was decreased from five years to three years. The Company revised these estimates after committing to certain upgrades to its technical infrastructure.

Impairment of Long-Lived Assets

         In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company periodically evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset and the Company's terminal value. If any assets are considered to be impaired, the impairment to be recognized in the current period is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Since June 26, 1996 (inception) through December 31, 2001, no impairment losses have been identified.

Restructuring Charge

         Restructuring activities are accounted for in accordance with the guidance provided by the Emerging Issues Task Force (EITF) in EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and the Securities and Exchange Commission in SAB No. 100 "Restructuring and Impairment Charges." With respect to the recognition of restructuring expenses, these two pronouncements generally require management approval of the restructuring plan, the determination of the employees to be terminated and communication of the severance benefits arrangement to the employees. See "NOTES TO FINANCIAL STATEMENTS- No. 8 ("Restructuring and Asset Abandonment").

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

         In the normal course of business and with respect to certain government clients, the Company collects tax payments in addition to the convenience fees and then forwards the tax payments to the government entities. The Company's obligation with respect to the tax payments totaled $678,000 at December 31, 2001 and is included in Accounts Payable on the accompanying balance sheet.

Advertising Expense

         The cost of advertising is expensed as incurred. Such costs are included in selling and marketing expense on the statement of operations and totaled approximately $2.8 million, $5.2 million and $69,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

         In October 2001, the Company entered into a cooperative advertising arrangement with one of the credit card companies pursuant to which it received $350,000 from such company for use in the Company's 2002 April tax season advertising campaign. The Company will consider these funds as a reimbursement of costs incurred and will net the proceeds against sales and marketing expenses as incurred.

Accounting for Income Taxes

         Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets reported if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

          Net loss per share for the year ended December 31, 2001, 2000 and 1999 does not include the effect of 4,351,154, 4,870,423 and 6,146,743 options to purchase common stock with a weighted average exercise price of $1.44, $1.51 and $4.66 per share, respectively, because the effects are anti-dilutive.

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

         Upon adoption of FAS 142, amortization of existing goodwill would cease and the remaining book value would be tested for impairment at least annually at the reporting unit level using a new two- step impairment test. Amortization of goodwill recorded on equity investments would also cease, but this embedded goodwill will continue to be tested for impairment under current accounting rules for equity investments. In addition, there would be adjustments to the equity in net income of affiliates line item to reflect the impact of adopting these new Statements on the operations of equity investments. The Company will adopt both Statements on January 1, 2002 and the Company does not have any goodwill as of December 31, 2001. The Company does not expect the adoption of these Statements to have a material effect on its financial position or results of operations.

         In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). This Statement establishes a single accounting model, based on the framework established in FAS 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and broadens the presentation of discontinued operations to include more disposed transactions. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will adopt FAS 144 for the fiscal year 2002 and does not expect that the adoption of this statement will have a material effect on the Company's financial position or results of operation.

2.  Financial Statement Components

Property and Equipment

         Property and equipment consisted of the following as of December 31 (in thousands):



                                                                            2001          2000
                                                                        ------------  ------------
         Computer equipment.........................................       $   6,771   $     6,242
         Purchased software development cost........................           6,477         2,757
         Furniture and fixtures.....................................             803           747
                                                                        ------------  ------------
                                                                              14,051         9,746
         Less:  Accumulated depreciation and amortization:..........           7,149         2,235
                                                                        ------------  ------------
                                                                           $   6,902   $     7,511
                                                                        ============  ============

         Certain computer equipment, software and office equipment are recorded under capital leases that aggregated $1.6 million as of December 31, 2001 and 2000. Accumulated amortization on the assets recorded under capital leases aggregated $1,015,000 and $513,000 as of December 31, 2001 and 2000, respectively. Depreciation expense was $3.4 million and $1.7 million as of December 31, 2001 and 2000, respectively, which includes depreciation expense for assets under capital leases of $502,000 and $452,000 as of December 31, 2001 and 2000, respectively.

Amortization of Stock-Based Compensation

         Deferred stock-based compensation are non-cash and have been presented as a separate component of operating expenses in the Company's statement of operations. The following table shows the cost of such charges as allocated to sales and marketing, development costs and general and administrative expenses, which allocation (in thousands) is based on the functional responsibilities of the underlying employees in the years ended December 31:


                                                                            2001          2000          1999
                                                                        ------------  ------------   -----------
         Sales and marketing........................................      $    1,872   $     1,887    $    2,250
         Development costs..........................................              53            85         1,089
         General and administrative.................................          17,878        13,756         4,601
                                                                        ------------   -----------   -----------
                                                                          $   19,803    $   15,728    $    7,940
                                                                        ============  ============   ===========

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

Other Income, Net

         Other income, net, consists of the following (in thousands):


                                                                                Years ended December 31,
                                                                        ----------------------------------------
                                                                           2001           2000          1999
                                                                        -----------   ------------   ------------
         Interest income............................................    $     2,654   $      4,749   $       468
         Interest expense...........................................           (112)          (319)         (135)
         Other income (expense).....................................             (5)             6            24
                                                                        ------------  ------------   ------------
                                                                        $     2,537   $      4,436   $       357
                                                                        ===========   ============   ============

3.  Lease Obligations and Commitments

         In April 2000, the Company entered into a sale-leaseback agreement for approximately $968,000 of equipment. The sale-leaseback transaction did not result in any profit or loss for the Company because the selling price of the equipment was equal to the cost on the closing date of the agreement. The term of the agreement is 36 months. The leased equipment was accounted for as a capital lease, in accordance with SFAS No. 13, "Accounting for Leases," and is included as computer equipment as of December 31, 2001. The Company is in compliance with all financial covenants under these leases as of December 31, 2001.

         Future minimum capital lease payments as of December 31, 2001 were as follows (in thousands):

         Year ending December 31,

         2002...............................................   $       543
         2003...............................................           228
                                                              ------------
         Total minimum lease payments.......................           771
         Less:  Amount representing imputed
                    interest................................            63
                                                              ------------
         Present value of minimum lease payments............           708
         Less:  current portion.............................           543
                                                              ------------
         Minimum lease payments, less current portion.......   $       165
                                                              ============


         Future minimum lease payments under non-cancellable operating leases, including space vacated, as of December 31, 2001 were as follows (in thousands):

         Year ending December 31,

         2002...............................................  $       670
         2003...............................................          684
         2004...............................................          698
         2005...............................................          335
         Thereafter.........................................           --
                                                             ------------
         Total minimum lease payments under
         operating leases...................................  $     2,387
                                                             ============

         Rental expense under operating leases for the years ended December 31, 2001, 2000 and 1999 was $701,000, $556,000 and $206,000, respectively.

4.  Stockholders' Equity

         In January 1998, Imperial Bank (which has subsequently merged into Comerica Bank-California) purchased nine million shares of the Company's common stock from Beranson Holdings, Inc. for $3,010,000 (representing 75% of the twelve million shares of common stock in the Company owned by Beranson at that time). In addition, Imperial Ventures, a wholly owned subsidiary of Imperial Bank, transferred its three million shares of the Company's common stock to Imperial Bank.

         Imperial Bank and Beranson Holdings were the holders of 80% and 20% of the Company's common stock, respectively, as of December 31, 1998.

         In August 1999, the Company issued 2,400 shares of common stock to Imperial Bank for an aggregate consideration of $8.00, and 600 shares of common stock to Beranson Holdings for an aggregate consideration of $2.00. In connection with the merger of U.S. Audiotex, LLC into U.S. Audiotex Corporation, the limited liability company interests of Imperial Bank and Beranson Holdings in U.S. Audiotex, LLC were exchanged for 11,997,600 and 2,999,400 shares of the Company's common stock, respectively. Share information has been restated for all periods presented.

         In November 1999, the Company sold to E*Trade Group, Inc. (E*TRADE) 512,820 shares of common stock at a price of $9.75 per share, for a total consideration of approximately $5 million.

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

         Awards under the 1999 Plan are made at the discretion of the Compensation Committee of the Company's Board of Directors or the Board of Directors (in the case of awards made to outside directors). Options granted under the 1999 Plan may be designated as incentive stock options or non- qualified stock options at the discretion of the granting authority, with exercise prices for incentive stock options of not less than the fair value of the underlying stock at the date of grant. Options granted under the 1999 Plan typically vest over a maximum three-year period and expire ten years from the date of grant (provided the employee remains employed by the Company). As of December 31, 2001, there were 6,244,711 non-forfeited employee stock options and 428,750 non-forfeited outside director stock options granted under the 1999 Plan and 976,539 shares were available for future issuance.

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

         Awards under the 2000 Plan are made at the discretion of the Compensation Committee of the Company's Board of Directors. Options granted under the 2000 Plan typically vest over a three-year period and expire ten years from the date of grant (provided the employee remains employed by the Company). As of December 31, 2001, there were 127,150 non-forfeited shares of restricted stock and 755,504 non-forfeited stock options granted under the 2000 Incentive Plan, and 367,346 shares were available for future issuance.

Deferred Stock-Based Compensation

         The Company uses the intrinsic value method to account for its 1999 and 2000 Incentive Plans. Accordingly, compensation cost is recognized for stock options when, on the date of grant, the current market value of the underlying common stock exceeds the exercise price of the stock options at the date of grant. In the year ended December 31, 1999, the Company recorded deferred compensation of approximately $42.9 million for options granted to employees to purchase approximately 4,654,923 shares of the Company's common stock. In the year ended December 31, 2000, the Company recorded deferred compensation of approximately $633,000, representing the fair value of restricted stock granted to employees as performance based awards and also in replacement of, and in exchange for, cancelled, unvested stock options with exercise prices in excess of the fair market value of the Company's common stock at the time of grant. Unamortized deferred stock-based compensation recorded as a component of stockholders's equity on the Company's balance sheets was $19.8 million at December 31, 2000 and $34.9 million at December 31, 1999. During 2001, as a result of the acceleration of options under the Company's 1999 Stock Incentive Plan due to Comerica's acquisition of Imperial Bancorp on January 30, 2001, the unamortized portion of this charge was recognized by the Company in the first quarter of 2001.

         A summary of the Company's stock plans are as follows for the year ended December 31:


                                              2001                               2000                            1999
                                 -------------------------------     -----------------------------    --------------------------

                                                     Weighted-                      Weighted-                    Weighted-
                                                      Average                        Average                      Average
                                                     Exercise                       Exercise                      Exercise
                                      Shares           Price          Shares          Price           Shares       Price
                                   ------------    -------------   ------------    -------------    ------------ -------------
Outstanding at the
beginning of the period........       6,786,458          $5.02     6,150,743          $4.68                  --          --
Granted at fair value .........         893,000          $6.53     1,216,000         $18.68           1,495,820      $15.12
Granted at less than fair value              --          --               --            --            4,654,923       $1.33
Exercised......................        (476,645)         $1.39      (115,000)        $10.25                  --          --
Cancelled......................        (365,493)         $9.57      (465,285)        $34.77                  --          --
                                   ------------    -----------  -------------    ----------          ------------    -------
Outstanding at end of period...       6,837,320          $5.23     6,786,458          $5.02           6,150,743       $4.68
                                   ============    ===========  =============    ==========          ============    ======
Exercisable at end of period...       6,696,820          $5.24     3,039,424          $3.48             685,161       $1.33
                                   ============    ===========  =============    ==========          ============    =======
Weighted-average fair value of
options granted during the
period at fair value...........                          $5.73                       $11.56                           $9.72
Weighted-average fair value of
options granted during the
period at less than fair value..                            --                           --                          $10.24


         The following table summarizes information about stock options outstanding and exercisable as of December 31, 2001:


                                                        Outstanding                                     Exercisable
                                   ------------------------------------------------------     -------------------------------
                                                           Weighted-
                                                            Average          Weighted-                            Weighted-
                                                           Remaining          Average                              Average
                                       Number of          Contractual         Exercise          Number of         Exercise
Range of Exercise Prices                Shares           Life (Years)          Price              Shares            Price
-------------------------------    -----------------    ---------------    --------------     --------------    -------------

$  1.33 - $  2.00..............            4,152,111               7.72           $  1.33       4,152,111               $1.33
$  2.04 - $  5.68..............              368,373               8.96           $  4.39         267,873               $4.61
$  6.63 - $  9.25..............            1,024,798               8.91           $  7.19         984,798               $7.19
$15.00 - $18.87................            1,212,038               7.90            $15.03       1,212,038              $15.03
$30.00 - $45.00................               80,000               8.13            $37.81          80,000              $37.81
                                   -----------------                                       --------------
                                           6,837,320               8.00           $  5.23       6,696,820              $ 5.24
                                   =================                                       ==============

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

         Had compensation cost been determined in accordance with the fair value approach set forth by SFAS No. 123 for all of the Company's stock-based compensation plans, net loss and net loss per share would have been reduced to the following pro forma amounts (in thousands, except per share data):



                                                                            Years ended December 31,
                                                              -----------------------------------------------------
                                                                    2001              2000             1999
                                                              ---------------- ------------------ ---------------
Net loss:
    As reported.............................................  $         (41,321)    $       (30,038)    $    (10,400)
    Pro forma...............................................  $         (61,394)    $       (35,132)    $    (12,824)
Basic and diluted net loss per share:.......................
    As reported.............................................  $           (1.88)    $         (1.40)    $      (0.66)
    Pro forma...............................................  $           (2.80)    $         (1.64)    $      (0.82)


         For all option grants that were granted prior to the Company's initial public offering in November 1999, the fair value of these options was determined using the minimum value method, which assumes no volatility, and the following weighted-average assumptions: no dividend yield, risk-free interest rate of 5%, and expected lives of 4 years. For the remaining options granted in 1999 but subsequent to the Company's initial public offering, the fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: zero dividend yield, expected volatility of 85%, risk-free interest rate of 5.00% and expected lives of 4 years. The fair value for the options granted in 2000 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: zero dividend yield, expected volatility of 100%, risk-free interest rate of 5.11%, and expected lives of 10 years. The fair value for the options granted in 2001 was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: zero dividend yield, expected volatility of 89%, risk-free interest rate of 5.05%, and expected lives of 10 years.

5.  Income Taxes

         The 2001, 2000 and 1999 income tax expense differed from the amounts computed by applying the federal income tax rate of 34% to pretax income as a result of the following (in thousands):


                                                                  12/31/01            12/31/00           12/31/99
                                                             ------------------   ----------------- ------------------
Federal tax at statutory rate..............................    $       (14,049)    $       (10,213)    $       (3,536)
Increase in valuation allowance............................             13,048              10,186              3,526
Stock compensation.........................................              1,018                  --                --
Other......................................................                (17)                 27                 10
                                                             ------------------   ----------------- ------------------
Total tax expense..........................................    $            --     $            --     $          --
                                                             ==================   =================  =======-=========

         The types of temporary differences that give rise to significant portions of the Company's deferred tax assets and liabilities are set out below (in thousands):


                                                                                     12/31/01           12/31/00
                                                                                 -----------------  -----------------
Deferred tax assets
   Employee stock compensation................................................   $          16,141   $          6,485
   Other non-deductible items.................................................                 550                128
   Restructuring charge.......................................................               1,721                  -
   Net operating loss and credit carry-forwards...............................              15,668              9,149
                                                                                 -----------------  -----------------
Gross deferred tax assets.....................................................              34,080             15,762
Valuation allowance...........................................................             (32,615)           (15,721)
                                                                                 -----------------  -----------------
Total deferred tax assets.....................................................               1,465                 41

Deferred tax liabilities:
  Plant and equipment.........................................................                   -                (41)
  Software development cost...................................................              (1,465)                 -
                                                                                 -----------------  -----------------
Total deferred tax liabilities................................................              (1,465)               (41)
                                                                                 -----------------  -----------------
Net deferred tax assets.......................................................   $               -   $              -
                                                                                 =================  =================


         For federal income tax purposes, the Company has net operating loss ("NOL") carryforwards of approximately $40.3 million and $19.5 million for the year ended December 31, 2001 and 2000, respectively, expiring in various years through 2021. The U.S. Tax Reform Act of 1986 contains provisions that limit the NOL carryforwards available to be used in any given year upon the occurrence of certain events, including a significant change of ownership. Management believes that a change in ownership occurred in connection with Comerica's acquisition of Imperial Bancorp and, as a result, the ability of the Company to utilize the NOL's to offset income in the future could be limited.

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

         Of the gross deferred tax assets of $34,080,000 existing on December 31, 2001, subsequently recognized tax benefits, if any, in the amount of approximately $832,000 will be applied directly to contributed capital when realized. This amount relates to the tax effect of deductions for stock options included in the Company's net operating loss carryforward.

6.       Segment Information

         The Company operates in a single operating segment. The Chief Executive Officer has been identified as the Chief Operating Decision Maker because he has final authority over resource allocation decisions and performance assessment. The Chief Executive Officer reviews financial information by disaggregated revenues by product for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the Chief Executive Officer is consistent with the information presented in the accompanying statements of operations.


                                                                                 Years ended December 31,
                                                                       --------------------------------------------
                                                                           2001           2000            1999
                                                                       -------------  -------------  --------------
Revenues by product are:
         Transaction fees:
              Federal.............................................       $    19,727   $     17,960    $     4,343
              State...............................................             4,162          2,481            557
              Local...............................................             7,189          5,352          3,692
         Other revenues...........................................               367            291            249
                                                                       -------------  -------------  --------------
         Total revenues...........................................       $    31,445  $      26,084    $     8,841
                                                                       =============  =============  ==============

7.       Related Party Transactions

         In January 1998, Imperial Bank (the predecessor majority stockholder of the Company) increased its ownership interest of U.S. Audiotex LLC from 20% to 80% by purchasing a 60% membership interest, or 75% of Beranson Holdings, Inc.'s membership interest, from Beranson Holdings, Inc. for $3,010,000, of which Imperial Bank immediately paid $2,510,000 Beranson. Upon the Company's incorporation on August 24, 1999, Imperial Bank paid the remaining $500,000 balance (and $82,000 of accrued interest) to Beranson. U.S. Audiotex LLC was merged into the Company in September 1999, with the Company being the surviving entity.

         In 1999 Imperial Bank and Beranson Holdings, Inc. made advances to the Company under lines of credit in the combined amount of $2.8 million which bears interest at a floating rate equal to Imperial Bank's prime rate plus 2% per annum. The Company repaid the balance of all amounts outstanding, together with the accrued interest, prior to December 31, 1999.

         Comerica Bank-California (the successor by merger to Imperial
Bank) is one of the merchant banks the Company uses to process credit card transactions and perform merchant credit card settlement services. During 2001, 2000, and 1999, the Company paid Comerica Bank-California/Imperial Bank approximately $8.2 million, $5.8 million, and $2.1 million, respectively, for performing these processing and settlement services, which represent 33%, 31%, and 33%, respectively, of the total merchant discount fees paid by the Company during those periods.

         Comerica Bank-California/Imperial Bank has provided other services to the Company. These services included payroll processing, benefits administration and employee recruiting. During the fiscal year ended December 31, 2000, the Company paid Imperial a fee of $135,000 for these services. The Company did not pay any fees to Comerica/Imperial Bank for these services in 2001, because effective January 1, 2001, the Company began administering its payroll processing and benefits programs internally and through unaffiliated third-party vendors.

         Comerica Bank-California guarantees the performance of the Company's obligations under six equipment leases. These leases are comprised of a master lease agreement with one lessor for five leases for various furniture and computer equipment and a separate lease agreement for network equipment. Comerica Bank-California will continue to guarantee the six leases until the leases expire.

         Starting in November 2001, the Company obtained its corporate insurance as part of Comerica Incorporated's master policies, and pays its allocated premiums for coverage to independent third-party carriers. In addition, in 2001 the Company incurred $11,560 of premiums payable to Comerica Assurance Ltd., another Comerica subsidiary, for insurance on certain deductibles which otherwise would be payable by the Company in the event of casualty losses under these master policies.

         Bruce Nelson, one of the Company's directors, provided certain consulting services in connection with the Company's marketing and advertising campaigns and corporate positioning strategies, in consideration for which the Company paid Mr. Nelson a $50,000 annual fee. Effective October 2001, he was no longer providing these consulting services.

8.       Restructuring and Asset Abandonment

         In November 2001, the Board of Directors approved and the Company initiated a restructuring plan to reduce certain of the Company's operating expenses. The restructuring plan includes a reduction in marketing, administrative and telephony costs, an involuntary reduction of 44 employees , and the consolidation of certain facilities. Concurrently, the Company abandoned certain IVR equipment.

The following table details restructuring and asset abandonment activities through December 21, 2001 (in thousands).



                                              Facility                                                             Restructuring
                             Employee         Consoli-         Contract        Restructuring          Asset           & Asset
                           Separations         dations        Settlements          Total           Abandonment      Abandonment
                          --------------    -------------    -------------    ----------------    ---------------   ------------

Charged to operating
  expense                 $   2,817         $    1,077        $      632        $   4,526         $     1,519        $    6,045

Cash paid                      (459)                --                --             (459)                 --              (459)

Asset abandonment
  applied                       --                  --                --               --              (1,519)           (1,519)
                          --------------    -------------    -------------    ----------------    ---------------    -----------
Balance at December 31,
2001                      $   2,358         $    1,077        $      632        $   4,067         $         --       $    4,067
                          ==============    =============    =============    ================    ===============    ===========

         "Employee Separations" primarily includes the severance compensation and benefits and associated payroll taxes accrued with respect to the termination of 44 employees. As of December 31, 2001, the employment for 33 of these employees had been terminated and included executive, technical, and administrative personnel. For the year ended December 31, 2001, total accrued charges for severance and benefits amounted to $2.9 million, of which $459,000 was paid by fiscal year end.

         "Facility Consolidations" is a result of the Company taking action to consolidate its office spaces in Stamford, Connecticut and San Ramon, California. Facility consolidation costs represent the contractual lease obligation from the expected date the facility is to be vacated through the end of the lease term. Given the recent vacancy rates of the commercial rental real estate markets in Stamford and San Ramon, as well as the configuration of the spaces vacated by the Company, the Company believes that subleasing such space is not probable and that any sublease income which may be realized is not estimable. The leases for both offices end in mid-2005.

         In the fourth quarter of 2001, the Company recognized an infrequent charge of $1.5 million related to the abandonment of specific equipment which has been taken out of its service. Furthermore, the Company cancelled numerous contracts with its telecommunications service providers and has accrued the maximum contractual obligations payable under the related contract.

9.       Severance

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

10.      Selected Quarterly Financial Data (unaudited)


                                                              First       Second      Third        Fourth
                                                             Quarter     Quarter     Quarter      Quarter
                                                           -----------  ---------- ------------ ------------
Year 2001:
Net revenue............................................... $    3,502   $   19,784   $    3,878   $    4,281
Net loss..................................................    (24,135)      (3,610)      (4,131)      (9,445)
Loss per share (Basic and diluted)........................ $    (1.10)  $    (0.16)  $    (0.19)  $    (0.43)

Year 2000:
Net revenue............................................... $    1,824   $   17,715   $    3,414   $    3,131
Net loss..................................................     (8,949)      (8,928)      (6,076)      (6,085)
Loss per share (Basic and diluted)........................ $    (0.42)  $    (0.42)  $    (0.28)  $    (0.28)

Year 1999:
Net revenue............................................... $      830   $    5,283   $    1,095   $    1,633
Net income/(loss).........................................       (121)          61       (1,480)      (8,860)
Net income/(loss) per share (Basic and diluted)........... $    (0.01)  $     0.00   $    (0.10)  $    (0.50)


11.      Subsequent Events (unaudited)

         In the first quarter of 2002, the Company entered into cooperative advertising arrangements with certain of the credit card companies, pursuant to which it will receive from such companies a net amount of $550,000 for use in the Company's 2002 April tax season advertising campaign. The Company will consider these funds as a reimbursement of costs incurred and will net the proceeds against sales and marketing expenses as incurred.

                                  OFFICIAL PAYMENTS CORPORATION
                                           SCHEDULE II
                                VALUATION AND QUALIFYING ACCOUNTS
                         YEARS ENDED DECEMBER 31, 20001, 2000, AND 1999

                                                      Balance at                   Write-Offs        Balance At End
                                                     Beginning of     Costs and        and          of Classification
Classification                                          Period        Expenses     Deductions            Period
--------------                                      --------------   -----------  -------------     ----------------

Year ended December 31, 2001 Allowance for
     doubtful accounts..............................    $    111,099  $  212,802  $    (81,910)     $     241,991
Year ended December 31, 2000 Allowance for
     doubtful accounts..............................          52,000      59,099            --            111,099
Year ended December 31, 1999 Allowance for
     doubtful accounts..............................           5,000      47,000            --             52,000
