Form 10-Q
period 2002-05-14
OFFICIAL PAYMENTS CORP
filed 2002-05-14
CIK 1094998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

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
                                                    --------------

                                     N/A
  -------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                         if changed since last report


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


           As of May 10, 2002, 22,932,876 shares of the registrant's common stock were issued and outstanding.


===============================================================================

                        OFFICIAL PAYMENTS CORPORATION
                                  FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2002
                              TABLE OF CONTENTS



   ITEM                                                             PAGE NUMBER
----------                                                           ----------

                        PART I:     FINANCIAL INFORMATION

Item 1.       Financial Statements............................................3

              Condensed Balance Sheets as of March 31, 2002
              and December 31, 2001...........................................3

              Condensed Statements of Operations for the three
              months ended March 31, 2002 and 2001............................4

              Condensed Statements of Cash Flows for the three
              months ended March 31, 2002 and 2001............................5

              Notes to the Condensed Financial Statements.....................6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................11

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk....................................................18

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

Item 4.       Submission of Matters to a Vote of Security
              Holders........................................................19

Item 5.       Other Information..............................................19

Item 6.       Exhibits and Reports on Form 8-K...............................19

Signatures...................................................................20

Index to Exhibits

                                    PART I
                            FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


                        OFFICIAL PAYMENTS CORPORATION
                           CONDENSED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                            March 31,      December 31,
                                                                              2002             2001
                                                                       -------------    ------------
                                                                           (Unaudited)
ASSETS
Current assets:
  Cash .............................................                       $   2,097        $   3,569
  Short-term investments............................                          43,214           45,561
  Accounts receivable, net..........................                           6,545            3,666
  Prepaid expenses and other current assets.........                             115              105
                                                                            --------         --------
   Total current assets.............................                          51,971           52,901
Property and equipment, net.........................                           5,971            6,902
Other assets........................................                              44               44
                                                                            --------         --------
    Total assets....................................                       $  57,986        $  59,847
                                                                            ========         ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................                       $   4,947        $   3,323
  Accrued merchant discount fees....................                           1,473            1,775
  Accrued payroll...................................                             223              274
  Accrued expenses..................................                           2,308            2,106
  Restructuring obligations.........................                           1,550            2,038
  Current portion of capital lease obligations......                             532              543
                                                                            --------         --------
    Total current liabilities.......................                          11,033           10,059
Long-term portion of capital lease obligations......                              52              165
Long-term restructuring obligations.................                           1,945            2,029
                                                                            --------         --------
    Total liabilities...............................                          13,030           12,253
                                                                            --------         --------

Stockholders' equity:
  Common stock, $.01 par value; 150,000,000 shares
    authorized; 22,254,251 and 21,981,615 shares
    issued and outstanding as of March 31, 2002
    and December 31, 2001, respectively.............                             223              220
  Additional paid-in capital........................                         130,487          130,127
  Accumulated other comprehensive loss..............                             (41)               -
  Accumulated deficit...............................                         (85,713)         (82,753)
                                                                            --------         --------
    Total stockholders' equity......................                          44,956           47,594
                                                                            --------         --------
    Total liabilities and stockholders' equity......                       $  57,986        $  59,847
                                                                            ========         ========


            See accompanying notes to unaudited condensed financial statements.

                        OFFICIAL PAYMENTS CORPORATION
                      CONDENSED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                              2002               2001
                                                                            --------            --------
Revenues............................................                         $ 4,346             $ 3,502

Cost and expenses:
  Cost of revenues..................................                           3,128               2,805
  Sales and marketing ..............................                           1,039               2,380
  Development costs.................................                             876               1,039
  General and administrative .......................                           1,557               2,105
  Depreciation expense..............................                             927                 454
  Amortization of deferred stock-based compensation.                               -              19,803
                                                                            --------            --------
  Total operating expenses..........................                           7,527              28,586
                                                                            --------            --------
Loss from operations................................                          (3,181)            (25,084)
Other income, net...................................                             221                 949
                                                                            --------            --------
Net loss............................................                        $ (2,960)           $(24,135)
                                                                            ========            =========
Basic and diluted net loss per share................                        $  (0.13)           $  (1.10)
                                                                            ========            =========
Weighted average shares used in computing basic and
   diluted net loss per share.......................                          22,027              21,846
                                                                            ========            =========



               See accompanying notes to unaudited condensed financial statements.

                        OFFICIAL PAYMENTS CORPORATION
                      CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                              2002             2001
                                                                            --------         --------

Cash flows used in operating activities:
  Net loss.............................................                     $ (2,960)       $ (24,135)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation expense............................                          927              454
       Amortization of deferred stock-based
          compensation.................................                            -           19,803
         Bad debt expense...............................                           6                -
         Changes in operating assets and liabilities:
            Accounts receivable, net...................                       (2,885)           1,294
            Prepaid expenses and other assets..........                          (10)             166
            Accounts payable and accrued merchant
               discount fees, payroll and expenses.....                        1,473            4,188
            Restructuring obligations..................                         (572)               -
                                                                            --------         --------
Net cash provided by (used in) operating activities....                       (4,021)           1,770
                                                                            --------         --------
Cash flows from investing activities:
  Proceeds from sale of short-term investments, net ...                        2,306            4,115
  Capital expenditures.................................                            4           (1,270)
                                                                            --------         --------
Net cash provided by investing activities..............                        2,310            2,845
                                                                            --------         --------
Cash flows from financing activities:

  Proceeds from exercise of stock options, net.........                          363              643
  Repayment of capital leases obligations..............                         (124)            (126)
                                                                            --------         --------
         Net cash provided by financing activities.....                          239              517
                                                                            --------         --------
Net increase (decrease)in cash.........................                       (1,472)           5,132
Cash at the beginning of the period....................                        3,569            3,783
                                                                            --------         --------
Cash at the end of the period..........................                    $   2,097        $   8,915
                                                                            ========         ========


Supplemental disclosure of cash flow information:
Cash paid for interest.................................                    $       6        $      32
                                                                            ========         ========



                See accompanying notes to unaudited condensed financial statements.

                        OFFICIAL PAYMENTS CORPORATION
              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

     Official Payments Corporation (the "Company" or "Official Payments") is a leading provider of electronic payment options to government entities, enabling consumers to use their credit cards to pay, through the Internet or by telephone, federal and state income taxes, sales and use taxes, real estate and personal property taxes, tuition payments, utility payments, motor vehicle fees, fines for traffic violations and parking citations and other government-imposed taxes and fees. The Company commenced operations on June 26, 1996, initially offering its credit card payment services for the payment of fines for traffic violations, parking citations and real estate and personal property taxes. In 1998, the Company signed a credit card payment contract with the Internal Revenue Service ("IRS") to provide its services for the payment by telephone of personal federal "balance due" income tax in 1999. In 2000, the Company began processing estimated and extension tax payments, as well. In 2000, the Company entered into a contract with the IRS for an initial one-year term (2001), which the IRS subsequently renewed for an additional year (2002). That contract authorized the Company to collect credit card payments via its Internet platform, as well as by telephone. In August 2001, the Company announced that the IRS had further expanded the scope of its agreement with the Company to include two additional payment categories beginning in 2002: current-year delinquent tax payments and installment tax payments. In late April 2002, the IRS awarded the Company a new contract to continue providing its electronic credit card payment services for an initial one-year term, with the IRS having the option to renew this new contract for four additional one-year terms.

     As of March 31, 2002, the Company was processing, or had recently entered into agreements to process, payments for the District of Columbia, 21 state governments and over 1,200 counties and municipalities in all 50 states. The highest concentrations of local government entities serviced by the Company are in California, Michigan, Texas, Virginia and Washington.

     Comerica Incorporated, a financial holding company, is the record owner of approximately 52% of the outstanding common stock of the Company.

BASIS OF PRESENTATION

     The accompanying condensed financial statements as of March 31, 2002 and the three months ended March 31, 2002 and 2001, are unaudited. The condensed balance sheet at December 31, 2001 has been derived from audited financial statements at that date. The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements, and in the opinion of management, reflect all adjustments necessary to present fairly the Company's financial position, results of operations and cash flows as of March 31, 2002 and for the three months ended March 31, 2002 and 2001. These adjustments are of a normal, recurring nature. These condensed financial statements and notes thereto are unaudited and should be read in conjunction with the Company's audited financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The results for the three months ended March 31, 2002 are not necessarily indicative of the expected results for the year ending December 31, 2002.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported results of operations during the reporting period. Some of the significant estimates embedded in the financial statements include the allowance for sales returns, doubtful accounts, and accruals for restructuring obligations and facility consolidations. With respect to estimating the allowance for doubtful accounts, management analyzes its historical reversals and chargebacks experience, the aging of accounts receivable, customer and product specific factors and client credit worthiness. In determining restructuring obligations, management considered the number of individuals affected by the action, the expected date of termination and the applicable severance amount. In addition, for lease termination obligations, management considered the actual or expected date of termination and did not consider any possible sublease income since the realization of sublease income is not probable and is not estimable.

RECLASSIFICATION

     Certain amounts in financial statements for prior years have been reclassified to conform to the current year's presentation.

CASH AND RESTRICTED CASH

     Cash consists of demand deposits and certificates of deposit with original maturities of three months or less.

     In December 1999, the Company entered into a letter of credit agreement to secure a facilities operating lease for the corporate headquarters located in Stamford, Connecticut. As part of this agreement, the Company is required to hold a three-month certificate of deposit as a form of security for the letter of credit. As of March 31, 2002, the three-month certificate of deposit amounted to approximately $151,000.

SHORT-TERM INVESTMENTS

     As of March 31, 2002, the Company had short-term investments of $43.2 million. The Company classifies its short-term investments as "available-for-sale." Financial instruments classified as short-term investments include government securities and commercial paper (with a Standard and Poor's rating of A-1 or better), with maturity dates of generally less than twelve months. Such short-term investments are recorded at fair value, with unrealized holding losses reported as a separate component of stockholders' equity. As of March 31, 2002, the unrealized holding losses were approximately $41,000. There were no unrealized holding losses as of December 31, 2001.

CONCENTRATION OF CREDIT RISK

     Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company performs ongoing credit evaluations of its clients and generally does not require collateral. Uncollectible accounts have been insignificant to date.

     Most of the Company's agreements with its clients (including the IRS) can be terminated by the respective client without cause on short notice, generally 30 to 90 days. In addition, a client may choose not to renew its contract with the Company or may not choose the Company's proposal in response to a Request for Proposals to perform additional service or the existing service in subsequent time periods. If one of the Company's larger existing government clients (such as the IRS) chooses to terminate its contract or memorandum of understanding with the Company, the business, operating results and financial condition of the Company could be materially and adversely affected.

IMPAIRMENT OF LONG-LIVED ASSETS

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets," the Company periodically evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of any asset to future net cash flows expected to be generated by the asset and the Company's terminal value. If any assets are considered to be impaired, the impairment to be recognized in the current period is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Since June 26, 1996 (inception) through March 31, 2002, no impairment losses have been identified.

RESTRUCTURING CHARGE

     Restructuring activities are accounted for in accordance with the guidance provided by the Emerging Issue Task Force (EITF) in EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" and the Securities and Exchange Commission in SAB No. 100 "Restructuring and Impairment Charges." With respect to the recognition of restructuring expenses, these two pronouncements generally require management approval of the restructuring plan, the determination of the employees to be terminated and communication of the severance benefits arrangement to the employees.

STOCK-BASED COMPENSATION

     The Company uses the intrinsic value method of accounting for all of its employee stock-based compensation plans. Expense associated with stock-based compensation is being amortized on a straight-line basis over the vesting period of the individual awards consistent with the method described in Accounting Principles Board (APB) Opinion No. 25.

     In the first quarter of 2001, the Company fully amortized the $19.8 million of deferred stock-based compensation for employee stock options and restricted shares of common stock that became fully vested, pursuant to the terms of the Company's stock incentive plans, as a result of Comerica Incorporated's acquisition of Imperial Bancorp (the parent of the Company's majority controlling stockholder), which constituted a change of control of the Company.

COMPREHENSIVE LOSS

     Comprehensive loss is comprised of net loss and unrealized losses on available-for sale marketable securities. The Company's comprehensive loss is as follows (in thousands):

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                    2002             2001
                                                  --------         --------
Net loss .......................................  $ (2,960)        $(24,135)
Change in unrealized loss on
    available-for-sale securities...............       (41)               -
                                                  ---------        ----------
                                                  $ (3,001)        $(24,135)
                                                  =========        ==========

REVENUE RECOGNITION

     The Company's revenues are derived primarily from convenience fees paid by consumers for credit card payment services provided by the Company. Convenience fees are charged based on the amount of the payment processed and the type of obligation being paid. Revenues are recognized in the period in which the services are provided. The revenues are presented net of a provision for convenience fees when the collection of the amount due is not reasonably assured but is estimated and established in the period in which the services are provided.

     In the normal course of business and with respect to certain government clients, the Company collects tax payments in addition to the convenience fees, and then forwards the tax payments to the government entities. The Company's obligation with respect to the tax payments totaled approximately $0, and $678,000 at March 31, 2002 and December 31, 2001, respectively and is included in Accounts Payable on the accompanying balance sheet.

ADVERTISING EXPENSE

     The cost of advertising is expensed as incurred. Such costs are included in sales and marketing expense on the condensed statement of operations and totaled approximately $220,000 and $1.4 million for the three months ended March 31, 2002 and 2001, respectively.

     In 2001 and the beginning of 2002, the Company entered into cooperative advertising arrangements with four of its credit card partners pursuant to which it will receive a total of $900,000 from the companies for use in the Company's 2002 April tax season advertising campaign. The Company considers these funds to be a reimbursement of costs incurred and nets the proceeds against advertising expenses as incurred.

ACCOUNTING FOR INCOME TAXES

     Income taxes are recorded using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rate on deferred tax assets and liabilities is recognized in income in the period that includes the tax rate change enactment date. A valuation allowance is recorded to reduce deferred tax assets reported if, based on the weight of the available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

     Net loss per share does not include the effect of 3,890,475 and 4,422,278 options to purchase common stock with a weighted average exercise price of $1.33 and $1.55 per share for the three months ended March 31, 2002 and 2001, respectively, because the effects are anti-dilutive.

Note 3. PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following (in thousands):

                                                  March 31,       December 31,
                                                   2002                2001
                                                 --------         -------------
Computer equipment..............................  $ 6,766          $ 6,771
Purchased software development cost.............    6,477            6,477
Furniture and fixtures..........................      803              803
                                                 --------           --------
                                                   14,046           14,051
Less: Accumulated depreciation..................    8,075            7,149
                                                 --------          --------
                                                 $  5,971          $ 6,902
                                                 ========          ========

     The Company has adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which requires that certain costs for the development of internally used software be capitalized, including costs of coding, software configuration, upgrades and enhancements. Upon completion of the application and infrastructure development stage, the Company amortizes these costs on a straight-line basis over an estimated useful life of three years. As of March 31, 2002 and December 31, 2001, the Company capitalized approximately $6.5 million of its internally developed Web site. The net book values of these costs were approximately $4.3 million and $4.8 million as of March 31, 2002 and December 31, 2001, respectively.

     Certain computer equipment, software and office equipment are recorded under capital leases that aggregated $1.6 million as of March 31, 2002 and December 31, 2001. Accumulated depreciation on the assets recorded under capital leases aggregated $1.4 million and $1.3 million as of March 31, 2002 and December 31, 2001, respectively. Depreciation expense was $927,000 and $454,000 for the three months ended March 31, 2002 and 2001, respectively, which included depreciation expense for assets under capital leases of $63,000 and $125,000 for the three months ended March 31, 2002 and 2001, respectively.

Note 4. AMORTIZATION OF DEFERRED STOCK-BASED COMPENSATION

     Deferred stock-based compensation are non-cash and have been presented as a separate component of operating expense in the Company's statement of operations. The following table shows the costs (in thousands) of such charges as allocated to sales and marketing, development costs and general and administrative expenses, which allocation is based on the functional responsibilities of the underlying employees:

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                     2002             2001
                                                   --------         --------
Sales and marketing...........................      $     -         $  1,872
Development costs.............................            -               53
General and administrative....................            -           17,878
                                                   --------         --------
                                                    $     -         $ 19,803
                                                    ========         ========


     During the first quarter of 2001, the Company fully amortized the $19.8 million of deferred stock-based compensation for employee stock options and restricted shares of common stock that became fully vested, pursuant to the terms of the Company's stock incentive plans, as a result of Comerica Incorporated's acquisition of Imperial Bancorp (the parent of the Company's majority controlling stockholder), which constituted a change of control of the Company.


Note 5. OTHER INCOME, NET

     Other income, net, consists of the following (in thousands):

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                     2002             2001
                                                   --------         --------
Interest income..............................      $    237         $  1,006
Interest expense.............................           (19)             (32)
Other income (expenses), net.................             3              (25)
                                                   --------         --------
                                                   $    221         $    949
                                                    ========         ========


Note 6. CONCENTRATION OF REVENUES

     In the three months ended March 31, 2002 and 2001, transaction fees from IRS payments accounted for 36% and 47% of total revenues, respectively. The Company currently has agreements with the IRS which authorize the Company to collect credit card payments for balance due, estimated and extension taxes, current-year delinquent taxes and installment agreement tax payments.


Note 7. SEGMENT INFORMATION

     The Company operates in a single operating segment. The Chief Executive Officer has been identified as the Chief Operating Decision Maker because he has final authority over resource allocation decisions and performance assessment. The Chief Executive Officer reviews revenues by product for purposes of making operating decisions and assessing financial performance. The financial information reviewed by the Chief Executive Officer is consistent with the information presented in the accompanying condensed statements of operations.

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                   2002             2001
                                                 --------         --------
Revenues by product are:
       Transaction fees:
         Federal.............................    $  1,555         $  1,641
         State...............................         662              485
         Local...............................       2,052            1,348
       Other revenues........................          77               28
                                                 --------         --------
       Total revenues........................    $  4,346         $  3,502
                                                 ========         ========

Note 8. RESTRUCTURING AND ASSET ABANDONMENT

     The following table details the restructuring and asset abandonment activities during the three months ended March 31, 2002 (in thousands):

                                 Facility                                                       Restructuring
                 Employee       Consolida        Contract       Restructuring       Asset          & Asset
                 Separation      -tions         Settlements        Total         Abandonment    Abandonment
                 -----------    -----------     -----------    -------------     -----------    -------------
Balance at
December 31,        $ 2,358         $ 1,077          $ 632           $ 4,067              -          $ 4,067
2001
Cash paid             (360)            (34)          (178)             (572)              -            (572)
                 -----------    -----------     -----------    -------------     -----------    -------------
Balance at
March 31,
2002                $ 1,998         $ 1,043         $  454           $ 3,495              -          $ 3,495
                 ===========    ===========     ===========    =============     ===========    =============



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon the current economic environment and current expectations that involve risks and uncertainties, and you are cautioned that these statements are not guarantees of future performance. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. For example, words such as "may", "will", "should", "estimates", "predicts", "potential", "continue", "strategy", "believes", "anticipates", "plans", "expects", "intends", and similar expressions are intended to identify forward-looking statements. The Company's actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statement. A more complete description of these and other risks and uncertainties associated with the Company's business can be found in the Company's filings with the United States Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Form 10-K"). The Company does not undertake any obligation to update publicly any forward-looking statement, whether as a result of new information, future events or otherwise.

Overview

     Official Payments is a leading provider of electronic payment options to government entities enabling consumers to use their credit cards to pay, through the Internet or by telephone, federal and state income taxes, sales and use taxes, real estate and personal property taxes, tuition payments, utility payments, motor vehicles fees, fines for traffic violations and parking citations and other government-imposed taxes and fees. The Company commenced operations on June 26, 1996, initially offering its credit card payment services for the payment of fines for traffic violations, parking citations and real and personal property taxes. As of March 31, 2002, the Company offered 2,051 services to 1,202 government entities. In 1998, the Company signed a credit card payment contract with the Internal Revenue Service ("IRS") to provide its services for the payment by telephone of personal federal "balance due" income taxes in 1999. In 2000, the Company began processing estimated and extension tax payments, as well. In 2000, the Company entered into a contract with the IRS for an initial one-year term
(2001), which the IRS subsequently renewed for an additional year (2002). That contract authorized the Company to collect credit card payments via its Internet platform, as well as by telephone. In August 2001, the Company announced that the IRS had further expanded the scope of its agreement with the Company to include two additional payment categories beginning in 2002: current-year delinquent tax payments and installment agreement tax payments. In late April 2002, the IRS awarded the Company a new contract to continue providing its electronic credit card payment services for an initial one-year term, with the IRS having the option to renew this new contract for four additional one-year terms.

     The Company began providing services for the payment of personal state income taxes in California in December 1998. As of March 31, 2002, the Company was providing, or had entered into contracts to provide (and was in the process of implementing), its payment services for the District of Columbia, as well as the states of Alabama, Arkansas, California, Connecticut, Illinois, Indiana, Iowa, Kansas, Maryland, Minnesota, Mississippi, New Jersey, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, Virginia, Washington, West Virginia and Wisconsin. For nearly all of these states, consumers can make payments to these states through both the Company's interactive voice response telephone ("IVR") system and Web site, except for Indiana and Washington where the Company is only authorized to offer its services through the IVR or Internet, respectively. In 2002, the Company begun offering its electronic payment services to non-governmental entities (e.g., non-government owned utilities, private universities, etc.) who may have a need for such services and wish to realize similar benefits as the Company's government clients.

     The Company's revenues consist primarily of convenience fees, which are transaction fees paid by consumers for using its credit card payment services. For processing many payments (including, personal federal and state income tax payments, sales and use tax payments and real and personal property tax payments), the amount of the convenience fee charged varies based on the specific amount of the underlying obligation. For processing other types of payments (including fines for traffic violations and parking citations), the amount of the convenience fee charged is fixed, regardless of the specific amount of the underlying obligation. Total revenues have increased significantly since the Company started providing services in January 1999 for personal federal income tax payments.

     The Company's primary cost of revenues is the merchant discount fees paid to its credit card processors, which is a function of the total amount paid by the consumer, the specific credit card used and the type of transaction. The Company also incurs variable telecommunications costs and IVR license royalty fees through its telephone conduit and third party technology license fees for payments completed via the Company's Internet conduit.

     Operating expenses include cost of revenues, sales and marketing expenses, development costs, general and administrative expenses, depreciation expenses and amortization of deferred stock-based compensation. In 2001, the largest component of these expenses was amortization of deferred stock-based compensation, which amounted to approximately $19.8 million for the three months ending March 31, 2001. In January 2001, the company completely amortized the deferred stock-based compensation for employee stock options that became fully vested as a result of Comerica Incorporated's acquisition of Imperial Bancorp, the parent of the Company's majority controlling stockholder, which constituted a change of control of the Company.

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

     As of March 31, 2002, the Company had an accumulated deficit of approximately $85.7 million.

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

     During the quarter ended March 31, 2002, the Company paid approximately $572,000 of its restructuring obligations. There were no additional restructuring or asset abandonment charges during the quarter ended March 31, 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     For the Company's critical accounting policies and estimates, refer to Official Payments' Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on March 29, 2002.

     There were no changes to the Company's critical accounting policies and estimates during the quarter ended March 31, 2002.

RECENT EVENTS

     In late April 2002, the IRS awarded the Company a new contract to continue providing its electronic credit card payment services for an initial one-year term, with the IRS having the option to renew this new contract for four additional one-year terms. The IRS has informed the Company that it is one of two vendors who received this contract award.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141 "Business Combinations" (FAS 141), and Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 requires the purchase method of accounting to be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. FAS 141 also provides new criteria to determine whether an acquired intangible asset should be recognized separately from goodwill.

     Upon adoption of FAS 142, amortization of existing goodwill would cease and the remaining book value would be tested for impairment at least annually at the reporting unit level using a new two-step impairment test. Amortization of goodwill recorded on equity investments would also cease, but this embedded goodwill will continue to be tested for impairment under current accounting rules for equity investments. In addition, there would be adjustments to the equity in net income of affiliates line item to reflect the impact of adopting these Statements on the operations of equity investments. The Company adopted both Statements on January 1, 2002 and the Company did not have any intangible assets as March 31, 2002. The adoption of these Statements does not have a material effect on the Company's financial position or results of operations.

     In October 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets" (FAS 144). This Statement establishes a single accounting model, based on the framework established in FAS 121 "Accounting for the Impairment of Long-Loved Assets and for Long-Lived Assets to Be Disposed Of" for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposed transactions. The provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted FAS 144 on January 1, 2002 and the adoption does not have a material effect on the Company's financial position or results of operation.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods illustrated, certain statement of operations data expressed as a percentage of total revenues. The data has been derived from the unaudited financial statements contained in this report, which in management's opinion, have been prepared on substantially the same basis as the audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial information for the periods presented. The operating results for any period should not be considered indicative of the results for any future period. This information should be read in conjunction with the financial statements included in this report, as well as the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

STATEMENT OF OPERATIONS DATA:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       2002         2001
                                                     --------     --------

Revenues........................................        100%         100%

Cost and expenses:
  Cost of revenues..............................         72           80
  Sales and marketing ..........................         24           68
  Development costs.............................         20           30
  General and administrative ...................         36           60
  Depreciation expense..........................         21           13
  Amortization of deferred
        stock-based compensation................          -          565
                                                   ----------     --------
  Total operating expenses......................        173          816
                                                   ----------     --------
Loss from operations............................        (73)        (716)
Other income, net...............................          5           27
                                                   ----------     --------
Net loss........................................        (68)%       (689)%
                                                   ==========     ========

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

REVENUES

     Revenues. Revenues increased $844,000 to $4.3 million for the three months ended March 31, 2002 from $3.5 million for the three months ended March 31, 2001, an increase of 24%. This increase is primarily attributable to additional state and local clients and services added by the Company between March 31, 2001 and March 31, 2002, as well as increased revenues from the processing of additional state and local taxes for existing clients.

     Federal Transaction Revenues. Federal transaction revenues consist of fees earned in connection with processing payments related to personal federal balance-due, extension, estimated income, current-year delinquent tax and installment tax payments. Federal transaction revenues decreased approximately $86,000 to $1.56 million for the three months ended March 31, 2002 from $1.64 million for the three months ended March 31, 2001, a decrease of 5%. The decrease in revenues is primarily attributable to a decrease in payments processed to $62.7 million for the three months ended March 31, 2002 from $64.7 million for the three months ended March 31, 2001, a decrease of 3%. The decrease in the payments processed was primarily due to a 14% decrease in the average payment amount, offset by 11% increase in the number of transactions processed during the three months ended March 31, 2002. Based on recent economic reports in the media, the Company believes that the decrease in the average payment may be due, at least in part, to the recent economic downturn and its impact in lowering the overall amount of taxes individuals owed (for example, as a result of job layoffs and reductions or eliminations of job-related bonuses, capital gains and mutual funds distributions). For the three months ended March 31, 2002, the Company processed approximately 21,000 transactions, compared to approximately 19,000 transactions for the three months ended March 31, 2001. Federal transaction fees represented 36% of total revenues for the three months ended March 31, 2002, compared to 47% of total revenues for the three months ended March 31, 2001.

     State Transaction Revenues. Revenues from processing state payments are primarily related to state income tax payments for balance-due, extension, and estimated personal income taxes and sales and use tax payments (as the case may be) to the District of Columbia and the states of Alabama, Arkansas, California, Connecticut, Illinois, Indiana, Iowa, Kansas, Maryland, Minnesota, Mississippi, New Jersey, New York, Ohio, Oklahoma, Pennsylvania, Rhode Island, Virginia, Washington, West Virginia and Wisconsin. State transaction revenues increased $177,000 to $662,000 for the three months ended March 31, 2002 from $485,000 for the three months ended March 31, 2001, an increase of 36%. The increase in revenues is primarily related to additional state clients added by the Company between March 31, 2001 and March 31, 2002, as well as additional payment services provided to existing state clients. The Company processed tax payments for twenty-one states (and the District of Columbia) during the three months ended March 31, 2002, compared to thirteen states (and the District of Columbia) during the three months ended March 31, 2001. For the three months ended March 31, 2002, the Company processed approximately 51,000 transactions totaling $24.8 million, compared to approximately 16,000 transactions totaling $18.7 million for the three months ended March 31, 2001. Another factor contributing to the overall increase in state transaction revenues was an increase in the average convenience fee rate charged by the Company to 2.67% for the three months ended March 31, 2002 from 2.59% for the three months ended March 31, 2001, an increase of 3%. State transaction fees represented 15% of total revenues for the three months ended March 31, 2002 compared to 14% of total revenues for the three months ended March 31, 2001.

     Local Transaction Revenues. Local transaction revenues consist of fees earned in connection with processing payments for real estate and personal property taxes, traffic violations, parking citations, fax filing fees and utility bills for the Company's county and municipal clients. Local transaction revenues increased $700,000 to $2.1 million for the three months ended March 31, 2002 from $1.4 million for the three months ended March 31, 2001, an increase of 50%. Additional property tax and moving violation clients and an increase in the number of transactions processed for existing local government clients contributed to the overall increase in local transaction fees. For the three months ended March 31, 2002, the Company processed approximately 164,000 transactions totaling $60.3 million, compared to approximately 154,000 transactions totaling $37.2 million for the three months ended March 31, 2001. Revenues from processing real estate and personal property tax payments increased $696,000 to $1.3 million for the three months ended March 31, 2002 from $614,000 for the three months ended March 31, 2001, an increase of 113%. The increase is primarily attributable to an increase in the number of transactions processed and new county and municipal clients added during the first quarter of 2002. Revenues from processing fines for traffic violations, moving violations, utility bills and other transactions fees increased $24,000 to $732,000 for the three months ended March 31, 2002 from $708,000 for the three months ended March 31, 2001, an increase of 3%. Local transaction fees represented 47% of total revenues for the three months ended March 31, 2002 compared to 38% of total revenues for the three months ended March 31, 2001.

     Other Revenues. Other revenues during the three months ended March 31, 2002 consist of maintenance contract revenues. Other revenues increased $49,000 to $77,000 for the three months ended March 31, 2002 from $28,000 for the three months ended March 31, 2001. Other revenues represented 2% and 1% of total revenues for the three months ended March 31, 2002 and March 31, 2001, respectively.

COST AND EXPENSES

     Cost of Revenues. Cost of revenues increased $300,000 to $3.1 million for the three months ended March 31, 2002 from $2.8 million for the three months ended March 31, 2001, an increase of 11%. The largest component of cost of revenues, merchant discount fees, increased $500,000 to $3.0 million for the three months ended March 31, 2002 from $2.5 million for the three months ended March 31, 2001, an increase of 20%. The cost of Internet and telecommunication charges for the Company's Internet and IVR platforms decreased $161,000 to $102,000 for the three months ended March 31, 2002 from $263,000 for the three months ended March 31, 2001, a decrease of 61%. The decrease is primarily attributable to lower rates negotiated with one of the Company's telecommunications carriers and a higher percentage of transactions processed through the Company's Internet platform, which involves a lower per transaction cost than the IVR. Other cost of transaction fees decreased $10,000 to $32,000 for the three months ended March 31, 2002 from $42,000 for the three months ended March 31, 2001, a decrease of 24%. Cost of revenues was 72% of total revenues for the three months ended March 31, 2002, compared to 80% for the three months ended March 31, 2001.

     Sales and Marketing. Sales and marketing expenses decreased $1.4 million to $1.0 million for the three months ended March 31, 2002 from $2.4 million for the three months ended March 31, 2001, a decrease of 58%. This decrease was primarily attributable to a planned reduction by the Company in television, radio and publication advertising expense of approximately $1.1 million compared to the prior year period. In addition, the Company will receive a total of $900,000 in cooperative advertising funds from four of its credit card partners for use in the Company's 2002 April tax season, of which $150,000 was applied against sales and marketing expenses during the quarter ended March 31, 2002. The remaining cooperative advertising funds will be applied to reduce sales and marketing expenses during the quarter ended June 30, 2002. For the 2001 April tax season advertising campaign, the Company received $515,000 in cooperative advertising funds, none of which the Company used during the quarter ended March 31, 2001. Sales and marketing expenses represented 24% of total revenues for the three months ended March 31, 2002, compared to 68% for the three months ended March 31, 2001.

     Development Costs. Development costs decreased $124,000 to $876,000 for the three months ended March 31, 2002 from $1.0 million for the three months ended March 31, 2001, a decrease of 12%. The decrease is primarily attributable to a reduction in engineering personnel and related salary costs as a result of the corporate restructuring that the Company initiated in November 2001. Development costs represented 20% of total revenues for the three months ended March 31, 2002 compared to 30% for the three months ended March 31, 2001.

     General and Administrative. General and administrative expenses decreased $500,000 to $1.6 million for the three months ended March 31, 2002 from $2.1 million for the three months ended March 31, 2001, a decrease of 24%. This decrease is mainly attributable to a decrease in personnel expenses of $111,000, a decrease in legal and consulting expenses of $110,000, a decrease in other employee related expenses of $109,000, and a decrease in insurance expenses of $53,000. General and administrative expenses represented 36% of total revenues for the three months ended March 31, 2002 compared to 60% for the three months ended March 31, 2001.

     Depreciation Expense. Depreciation expense increased $473,000 to $927,000 for the three months ended March 31, 2002 from $454,000 for the three months ended March 31, 2001, an increase of 104%. The increase is primarily related to the purchase of computer equipment, as well as an increase in software and development expenses related to adding functionality to the Company's Web site. Depreciation expense represented 21% of total revenues for the three months ended March 31, 2002 compared to 13% for the three months ended March 31, 2001.

     Amortization of deferred stock-based compensation. The Company did not have any amortization of deferred stock-based compensation during the quarter ended March 31, 2002 compared to $19.8 million for the three months ended March 31, 2001. The Company fully amortized the remaining $19.8 million of deferred stock-based compensation in January 2001, when employee stock options (for which the original expense charge had been taken) became fully vested as a result of Comerica Incorporated's acquisition of Imperial Bancorp, the parent of the Company's majority controlling stockholder (thereby effectuating a change in control of the Company). Prior to the Comerica/Imperial transaction, the Company expected to amortize the deferred stock-based compensation quarterly through the second quarter of 2002. Amortization of deferred stock-based compensation represented 565% of total revenues for the three months ended March 31, 2001.

OTHER INCOME, NET

     Other income, net, consists of interest income, interest expense and other non-operating expenses. Other income, net, decreased by $728,000 to $221,000 for the three months ended March 31, 2002 compared to $949,000 in other income, net for the three months ended March 31, 2001, a decrease of 77%. This decrease is directly related to lower interest income resulting from lower average cash balances and a lower average interest rate earned during the recent period, as compared to the first quarter of fiscal year 2001.

LIQUIDITY AND CAPITAL RESOURCES

     In November 1999, the Company completed the initial public offering of its common stock and realized net proceeds from the offering of approximately $78.7 million. Prior to the offering the Company had financed its operations through private sales of common stock, with net proceeds of $1.2 million, and through bank and shareholder loans. As of March 31, 2002, the Company had $45.3 million in cash and short term investments, and $40.9 million in working capital.

     Net cash used in operating activities was $4.0 million for the three months ended March 31, 2002, and during the same period prior year, net cash of $1.8 million was provided by operating activities. The cash used in operating activities for the three months ended March 31, 2002 was primarily attributable to the Company's net loss, an increase in accounts receivable and decrease in restructuring obligations, offset by depreciation, an increase in accounts payable and accrued expenses. The cash provided by operating activities for the three months ended March 31, 2001 was primarily attributable to the Company's net loss, offset by non-cash operating expenses (such as amortization of deferred stock-based compensation and depreciation) and an increase in accounts payable and accrued expenses.

     Net cash provided by investing activities was $2.3 million and $2.8 million for the three months ended March 31, 2002 and 2001, respectively. For 2002, cash from investing activities primarily reflects proceeds from the sale of short-term investments. For 2001, cash from investing activities primarily reflects proceeds from the sale of short-term investments, offset by purchase of property and equipment.

     Net cash provided by financing activities was $239,000 and $517,000 for the three months ended March 31, 2002 and 2001, respectively. The cash generated in the three months ended March 31, 2002 and March 31, 2001 is primarily related to the exercise of stock options by the Company's former and current employees offset by repayment of capital lease obligations.

     The Company believes that, based on its current business plan, existing cash and investments will be sufficient to meet operating activities, capital expenditures and other obligations for at least the next two years. The Company's capital and liquidity requirements depend on, and may be materially and adversely by numerous factors, including: consumer utilization of its services (which may be affected by general changes in overall consumer spending and general economic conditions), merchant discount fees charged by credit card companies, economic conditions impacting the Company's revenue generation (including, without limitation, the effect of such conditions on the amount of taxes payable by citizens), the resources that the Company devotes to developing, marketing, selling and supporting its services, the resources the Company commits to technological development and infrastructure and the cost of investment in complementary businesses, technologies, or other strategic business transactions. Other factors affecting the Company's business are described in the 2001 Form 10-K under "ITEM 1. BUSINESS - Other Factors Affecting the Company's Business."

SEASONALITY AND FLUCTUATION OF QUARTERLY RESULTS

     The Company has generally experienced fiscal quarter-over-fiscal quarter revenue growth with some seasonal fluctuations, primarily in the second quarter. The fiscal quarter-over-fiscal quarter revenue growth is due to an increase in the number of government clients and payment services and an increase in the rates of consumer utilization of the Company's services. Normally, the Company experiences larger revenues in the second quarter, which are the result of the Company processing personal federal and state balance-due income tax payments in the month of April. The Company expects that results for the second quarter of future years will continue to be impacted by the April 15th deadline for paying personal federal and state income taxes. In addition, the Company's revenues are also impacted by the timing of federal and state estimated personal income tax payments (which are made quarterly) and local property tax payments (which are made only once or twice per year in many jurisdictions).

     Currently, the Company expects its operating expenses to decline as a result of a decrease in personnel, marketing, technological and other infrastructure costs as the Company continues to implement its corporate restructuring plan. If revenues in any quarter do not increase corresponding with increases in operating expenses, the Company's results for that quarter would be materially and adversely affected.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company does not use derivative financial instruments in its investment portfolio. The primary objective of the Company's investment activities is to preserve principal while maximizing yields without significantly increasing risk. This is accomplished by investing in widely diversified investments, consisting primarily of investment grade securities. Due to the nature of the Company's investments, the Company believes that there is no material risk exposure. As of March 31, 2002, the Company had short-term investments of $43.2 million. The Company classifies its short-term investments as "available-for-sale." Financial instruments classified as short-term investments include government securities and commercial paper (with a Standard and Poor's rating of A-1 or better), with maturity dates of generally less than twelve months. Such short-term investments are recorded at fair value, with unrealized holding losses reported as a separate component of Stockholders' equity. As of March 31, 2002, the unrealized holding losses were $41,000.

     The table below represents principal amounts and related weighted-average interest rates by year of maturity for the Company's investment portfolio.


                              FY2002     FY2003     FY2004     FY2005     FY2006   Thereafter     Total
                              ------     ------     ------     ------     ------    ---------     ------
Cash                         $ 2,097    $     -     $    -     $    -     $    -    $      -     $ 2,097
Average interest rate          0.00%      0.00%      0.00%      0.00%      0.00%       0.00%

Short-term Investments       $43,214    $     -     $    -     $    -     $    -    $      -     $43,214
Average interest rate          2.23%      0.00%      0.00%      0.00%      0.00%       0.00%
                             -------    -------     ------     ------     ------    ---------     ------

Total cash and
   Investments               $45,311    $     -     $    -     $    -     $    -    $      -     $45,311
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

     After deducting the underwriting discounts and commissions and the offering expenses, the estimated net proceeds to the Company from the offering were approximately $78.7 million. The net offering proceeds have been used, in addition to general corporate purposes, to make the following payments: approximately $2.3 million for the purchase and installation of computer equipment to expand transaction processing capabilities; approximately $6.5 million to develop and add functionality to its Web site; approximately $1.6 million for the build-out of the Company's headquarters in Stamford, Connecticut and expansion of its leased office space in San Ramon, California; and approximately $8.5 million for direct marketing and promotional activities. The Company paid $135,000 and $151,000 to Imperial Bank (then the record holder of a majority of the Company's outstanding common stock) in 2000 and 1999, respectively, for the provision of certain general administrative services. Through March 31, 2002, in connection with the primary insurance coverage provided to the Company by unaffiliated insurance companies as part of Comerica Incorporated's master policies, the Company incurred approximately $73,000 of premiums payable to Comerica Assurance Ltd., another Comerica subsidiary, for insurance on certain deductibles which otherwise would be payable by the Company in the event of casualty losses under these master policies. Except as described in the preceding sentence, none of the net offering proceeds have been paid directly or indirectly to any director or officer of the company or their associates, persons owing 10% or more of any class of equity securities of the Company or an affiliate of the Company. In the future, the Company may use a portion of its net proceeds to acquire or invest in businesses, technologies, products or services (which amount has not been specifically allocated as of the date hereof). Unused proceeds are invested in short-term investments.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the three months ended March 31, 2002, there were no matters submitted to a vote of security holders through a solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION

     Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         See Exhibit Index

(b)      Reports on Form 8-K

         None

                                  SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            OFFICIAL PAYMENTS CORPORATION


May 14, 2002                                By: /s/ Thomas R. Evans
                                                ---------------------------
                                               Thomas R. Evans
                                               Chairman of the Board and
                                               Chief Executive Officer


May 14, 2002                                By: /s/ Edward J. DiMaria
                                                ---------------------------
                                                Edward J. DiMaria
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                              INDEX TO EXHIBITS

EXHIBIT
NO.              DESCRIPTION
========         ======================================
10.1             Contract between Internal Revenue Service and the Registrant, dated as of April 30, 2002.